Form 10-Q
period 1998-03-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 1998-05-13
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______ to ______.

                           Commission File No. 1-13925

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     38-3389456
           --------                                     ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or organization)

               755 West Big Beaver Rd., Suite 800, Troy, MI 48084
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (248) 362-8800
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                15,171,666 SHARES
         ----------------------------                -----------------
                    CLASS                        OUTSTANDING AT MAY 1, 1998

                         This report contains 17 pages.

                                TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

              Consolidated Balance Sheets at March 31, 1998 and
              December 31, 1997                                          3

              Consolidated Statements of Operations for the Three
              Months Ended March 31, 1998 and 1997                       4

              Consolidated Statement of Stockholders' Equity
              (Deficit) for the Three Months Ended March 31, 1998        5

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1998 and 1997                       6

              Notes to Consolidated Financial Statements                 7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.            12

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                         16

     SIGNATURES                                                         17

                                  CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                               AS OF MARCH 31, 1998 AND DECEMEBER 31,1997
                                             (IN THOUSANDS)
ASSETS                                                               MARCH 31, 1998  DECEMBER 31, 1997
                                                                     --------------  -----------------
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                            $ 47,331         $  1,164
   Short-term investments                                                 25,043               --
   Accounts receivable (net of allowance of $150 and $0 at March
       31, 1998 and December 31, 1997, respectively)                      11,883            3,156
   Prepaid expenses                                                          625              751
   Inventory                                                                  31               --
   Deferred income taxes                                                   3,116            4,683
                                                                        --------         --------
     Total current assets                                                 88,029            9,754

Notes receivable                                                             193               49

Property and equipment (net)                                               5,039            2,236

Other assets                                                               4,915              309
                                                                        --------         --------
     Total assets                                                       $ 98,176         $ 12,348
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                     $  3,614         $  1,889
   Accrued liabilities:
       Race expenses and point awards                                        576            9,500
       Taxes                                                                 443              491
       Payroll                                                               203              315
       Royalties                                                             131               --
       Other                                                               1,269              409
   Unearned revenue                                                       18,226            2,352
   Current portion of long-term debt                                         130              130
                                                                        --------         --------
     Total current liabilities                                            24,592           15,086

Long-term debt                                                               282              314

Deferred income taxes                                                        102               --

Minority interest                                                            (61)              (7)

Stockholders' equity (deficit)
   Preferred Stock, $.01 par value; 5,000,000 shares
   authorized, none issued and outstanding at March 31, 1998
   and December 31, 1997
Common stock, $.01 par value; 50,000,000 shares authorized,
   15,171,666 and 10,199,998 shares issued and outstanding at
   March 31, 1998 and December 31, 1997, respectively                        151              102
   Additional paid-in capital                                             89,382           15,975
   Accumulated deficit                                                   (16,259)         (19,122)
   Unrealized loss on investments                                            (13)              --
                                                                        --------         --------
       Total stockholders' equity (deficit)                               73,261           (3,045)
                                                                        --------         --------

       Total liabilities and stockholders' equity (deficit)             $ 98,176         $ 12,348
                                                                        ========         ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                          1998            1997
                                                        -------         -------
REVENUES:

         Sanction fees                                  $ 4,992         $ 1,407
         Sponsorship revenue                              3,159           1,977
         Television revenue                                 547             351
         Engine leases, rebuilds and wheel sales            198              --
         Other                                            1,134           1,628
                                                        -------         -------

         Total revenues                                  10,030           5,363

EXPENSES:

         Race and franchise fund distributions            1,388           1,641
         Race expenses                                      832           1,119
         Cost of engine rebuilds and wheel sales             63              --
         Administrative and indirect expenses             3,446           1,525
         Depreciation and amortization                      141             103
         Minority interest                                  (54)           (140)
                                                        -------         -------

         Total expenses                                   5,816           4,248

OPERATING INCOME                                          4,214           1,115
         Interest income (net)                              267              36
                                                        -------         -------
INCOME BEFORE INCOME TAXES                                4,481           1,151
         Income tax expense                               1,618             188
                                                        -------         -------
NET INCOME                                              $ 2,863         $   963
                                                        =======         =======
         EARNINGS PER SHARE:
                       BASIC                            $  0.26         $  0.09
                                                        =======         =======
                       DILUTED                          $  0.26         $  0.09
                                                        =======         =======
        WEIGHTED AVERAGE SHARES OUSTANDING:
                       BASIC                             11,189          10,200
                                                        =======         =======
                       DILUTED                           11,221          10,200
                                                        =======         =======

See accompanying notes to consolidated financial statements.

                                           CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                        (UNAUDITED)
                                                      (IN THOUSANDS)
                                      Common Stock           Additional                      Unrealized
                                   --------------------       Paid-In         Accumulated      Loss on     Stockholders'
                                   Shares        Amount       Capital           Deficit      Investments  Equity(Deficit)
                                   ------        ------      ----------       -----------    -----------  ---------------
BALANCES, DECEMBER 31, 1997        10,200         $102         $15,975         $(19,122)        $ --         $(3,045)
Unrealized loss                        --           --              --               --          (13)            (13)
Net income                             --           --              --            2,863           --           2,863
Stock redemption                      (67)          (1)           (150)              --           --            (151)
Stock issuance (net of
issuance costs)                     5,038           50          73,557               --           --          73,607
                                   ------         ----         -------         --------         ----         -------

BALANCES, MARCH 31, 1998           15,171         $151         $89,382         $(16,259)        $(13)        $73,261
                                   ======         ====         =======         ========         ====         =======

See accompanying notes to consolidated financial statements.

                                   CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                (UNAUDITED)
                                              (IN THOUSANDS)
                                                                                  1998             1997
                                                                                --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  2,863         $   963
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  141             103
      Deferred income taxes                                                        1,669              --
      Minority interest in loss of subsidiaries                                      (54)           (140)
      Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                                      (8,727)         (5,684)
         Prepaid expenses                                                            126            (313)
         Inventory                                                                   (31)             --
         Other assets                                                                 26             (63)
         Accounts payable                                                          1,725             356
         Accrued liabilities                                                      (8,093)           (125)
         Unearned revenue                                                         15,874          10,842
                                                                                --------         -------

                         Net cash provided by operating activities                 5,519           5,939

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                                   (7,000)             --
   Purchase of short-term investments                                            (25,043)             --
   Acquisition of property and equipment                                            (540)           (386)
                                                                                --------         -------

                         Net cash used in investing activities                   (32,583)           (386)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                       --             166
   Payments on long-term debt                                                        (32)            (43)
   Issuance of notes receivable                                                     (193)             --
   Issuance of common stock (net)                                                 73,607             630
   Redemption of common stock                                                       (151)             --
                                                                                --------         -------

                         Net cash provided by financing activities                73,231             753
                                                                                --------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         46,167           6,306

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,164             630
                                                                                --------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 47,331         $ 6,936
                                                                                ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                                    none            none
                                                                                ========         =======
    Interest                                                                    $     11         $    15
                                                                                ========         =======

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's registration statement filed on Form S-1 with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended March 31, 1998 and 1997 are not indicative of the results to be expected for the year.

Principles of Consolidation - The 1997 consolidated financial statements include the financial statements of CART, Inc. (a Michigan corporation) and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc. In addition, the 1997 consolidated financial statements include the financial statements of CART Licensed Products, L.P., a 55% owned subsidiary. As of March 13, 1998, the consolidated unaudited financial statements also include the financial statements of American Racing Series, Inc. ("ARS"), wholly-owned subsidiary (see Note 2). All significant intercompany balances have been eliminated in consolidation.

Revenue Recognition - As of January 1, 1998, the Company changed its method of accounting for revenue recognition for certain other revenue. Previously, other revenue was recognized when received, with the majority being received in the first quarter of the year with the commencement of the race season. Under the new method, the Company will recognize these revenues pro-rata over the race season. The Company believes the new method is preferable as it provides a better matching of revenues and expenses.

Earnings Per Share - Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Short-term Investments - The Company's short-term investments are categorized as available-for-sale, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

("SFAS No. 115"). Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

Other Assets - Other assets consist mainly of goodwill, representing the excess of the purchase price of ARS and B.P. Automotive, Ltd. ("BP") (see Note 2) over the net tangible and identifiable intangible assets of these acquisitions. Goodwill is stated at cost and is amortized on a straight-line basis over 40 years.

Accounting Pronouncements - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," beginning January 1, 1998. The effect of this pronouncement is not material to the Company's financial statements.

Reclassifications - Certain reclassifications have been made to the 1997 consolidated financial statements in order for them to conform to the 1998 presentation.


2.       INITIAL PUBLIC OFFERING AND RELATED ACQUISITIONS

Initial Public Offering - In March 1998, the Company completed its initial public offering ("IPO") of 5,038,000 shares of common stock (including 705,000 shares issued upon exercise of the underwriters' over allotment option). The initial offering price was $16 per share with net proceeds to the Company of $74.9 million. A portion of the net proceeds from the IPO were used to acquire ARS and BP for $10 million (see Acquisition of ARS and BP), and to pay accrued point awards to franchise race teams aggregating $9.5 million. The remaining net proceeds will be used for working capital and general corporate purposes, including the expansion of the Company's business through the acquisition or development of race related businesses and properties.

Acquisition of ARS and BP - On March 13, 1998, the Company acquired 100% of the outstanding common stock of ARS and certain assets of BP (entities related through certain common ownership). ARS operates the PPG-Dayton Indy Lights Championship ("Indy Lights"), a support series to CART. BP supplies certain equipment to Indy Lights competitors and earns commission income on the sale of chassis and spare parts to the teams. At closing of the acquisition, the Company paid $7 million in cash and issued options to purchase 100,000 shares of the Company's common stock at an exercise price of $16.00 per share which vests one year from closing if certain performance criteria are met for 1998. In addition, the Company will pay an additional purchase price of up to $3 million upon satisfaction by ARS of certain performance criteria during 1998-2000. The excess of the initial purchase price of $7 million over the net book value of the net assets acquired have been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of ARS and BP have been included in the Company's financial statements since the date of acquisition.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Pro forma Results - The following unaudited pro forma summary for the three months ended March 31, 1998 and 1997 assume the acquisition of ARS and BP occurred as of January 1, 1997.

                                                          1998           1997
                                       (In Thousands, Except Earnings Per Share)
--------------------------------------------------------------------------------
Revenues                                                $11,268        $ 5,196
Net Income                                                3,199            895
Earnings per share:
     Basic                                              $   .28        $   .08
                                                        =======        =======
     Diluted                                            $   .27        $   .08
                                                        =======        =======
Weighted Average Shares Outstanding:
     Basic                                               11,627         10,638
                                                        =======        =======
     Diluted                                             11,659         10,638
                                                        =======        =======
--------------------------------------------------------------------------------

Pro forma adjustments for the periods presented have also been made to reduce certain benefits paid to franchise members, including the reimbursement of travel expenses, director's fees and other race related payments in connection with the Company's reorganization, effective January 1. 1998. Additional cost savings that the Company expects to realize through the integration of the ARS and BP acquisition have not been included.

3.       STOCK OPTION PLAN

In December 1997, the Board of Directors of the Company (the "Board") authorized, and the stockholders of the Company approved, a stock incentive plan for executive and key management employees of the Company and its subsidiaries, including a limited number of outside consultants and advisors, effective as of the completion of the IPO (the "Stock Option Plan"). Under the Stock Option Plan, key employees, outside consultants and advisors (the "Participants") of the Company and its subsidiaries (as defined in the Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option Plan). A maximum of 2,000,000 shares of common stock will be subject to the Stock Option Plan. Options granted will vest pro-rata over a three-year period. No stock option may be exercisable after ten years from the date of the grant, subject to certain conditions and limitations. The purpose of the Stock Option Plan is to provide the Participants (including officers and directors who are also key employees) of the Company and its subsidiaries with an increased incentive to make significant contributions to the long-term performance and growth of the Company and its subsidiaries. Concurrent with the IPO, an aggregate 1,088,100 options to acquire common stock were granted under the Stock Option Plan at the initial offering price of $16.00 per share.

In addition, in December of 1997, the Board and the stockholders of the Company approved a Director Option Plan permitting the granting of non-qualified stock options ("Director NQSOs") for up to 100,000 shares of common stock to directors of the Company who are neither employees of the Company nor

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


affiliates of a race team which participates in CART race events (an "Independent Director"). Each person who is first elected or appointed to serve as an Independent Director of the Company is automatically granted an option to purchase 10,000 shares of Company common stock. In addition, each individual who is re-elected as an Independent Director is automatically granted an option to purchase 5,000 shares of Company common stock each year on the date of the annual meeting of stockholders. Each of the options automatically granted upon election, appointment or re-election as an Independent Director are exercisable at a price at least equal to the fair market value of the common stock on the date of grant. In addition, each Independent Director may elect to receive stock options in lieu of any director's fees payable to such individuals.

All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of March 31, 1998, there were no Director NQSOs issued or outstanding.


4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 1998 and December 31, 1997.

                                   MARCH 31, 1998     DECEMBER 31, 1997
                                             (In Thousands)
                                      ----------------------------
Engines                               $ 2,296              $    --
Machinery and office equipment          2,399                1,899
Vehicles                                1,741                1,616
Tooling                                    13                   --
Leasehold improvements                      1                    1
Construction in progress                   64                   65
Pop-off valves                            163                  162
                                      ----------------------------

Total                                   6,677                3,743

Less accumulated depreciation          (1,638)              (1,507)
                                      ----------------------------

Property and equipment (net)          $ 5,039              $ 2,236
                                      ============================

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       SHORT-TERM INVESTMENTS

The following is a summary of the estimated fair value of available for sale short-term investments by balance sheet classification:

MARCH 31, 1998                                                GROSS UNREALIZED
                                                              ----------------
(IN THOUSANDS)                       COST      FAIR VALUE     GAIN        LOSS
------------------------------------------------------------------------------

Cash and cash equivalents
    Repurchase agreements           $13,639     $13,639        $--        $ --
    Corporate short-term bonds       20,828      20,855         27          --
                                    -------     -------        ---        ----
Total cash and cash equivalents      34,467      34,494         27          --


U.S. Treasury securities              2,498       2,496         --          (2)

U.S. agencies securities             16,014      15,985         --         (29)

Corporate bonds                       6,571       6,562         --          (9)
                                    -------     -------        ---        ----

Total securities                    $59,550     $59,537        $27        $(40)
                                    =======     =======        ===        ====


Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

6.       COMMON STOCK

In March 1998, at the request of a race team owner, the Company rescinded the sale of an aggregate of 66,666 shares of common stock it issued in December 1997 at a total price of $151,000.


7.       SUBSEQUENT EVENTS

On April 10, 1998, the Company acquired all of the outstanding stock of Pro-Motion Agency, Inc., which owns the KOOL/Toyota Atlantic Championship open-wheel race series for $533,700.

In April 1998, the Company entered into a five year agreement with the Ganassi Group, L.L.C. (an entity related through common ownership) to sanction a race in the Chicago area. The agreement calls for sanction fees payable to CART in the amount of $1.75 million for 1999 and escalating thereafter. The race will be held at the Chicago Motor Speedway on a one-mile oval track. The date of the race has yet to be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

THE REORGANIZATION

         The Company was formed in December 1997 to serve as a holding company for CART, Inc. and its subsidiaries. CART, Inc. previously issued 25.5 shares of its common stock to racing teams who met certain participation requirements. Each outstanding share of common stock of CART, Inc. was acquired by the Company in exchange for 400,000 shares of common stock (the "Reorganization"). The Reorganization was completed in anticipation of, and to facilitate, the IPO. As part of the Reorganization and pursuant to a three-year agreement among each of the Company's current stockholders, effective January 1, 1998, the payment of certain items to franchise members including reimbursement of travel expenses on a per race basis, directors fees and other race-related payments were discontinued.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

         Revenues. Total revenues for the quarter ended March 31, 1998 were $10.0 million, an increase of $4.7 million, or 87% from the same period in the prior year. This increase was due to higher sanction fees, sponsorship, television, and other revenue as described below.

         Sanction fees for the quarter ended March 31, 1998 were $5.0 million, an increase of $3.6 million, or 255%, from the same period in the prior year. This increase was the result of two events taking place in the first quarter of 1998 compared to only one event in the same period in the prior year.

         Sponsorship revenue for the quarter ended March 31, 1998 was $3.2 million, an increase of $1.2 million, or 60%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship agreement entered into with Federal Express, an agreement with ISL Worldwide that guarantees certain sponsorship income and the additional sponsorship revenues attributable to the acquisition of ARS in March 1998.

         Television revenue for the quarter ended March 31, 1998 was $547,000, an increase of $196,000, or 56%, from the same period in the prior year. The increase in television revenue was due to an increase of the minimum guarantee in the ESPN contract and due to two races being held in the first quarter of 1998 compared to one race in the same period in the prior year.

         Engine leases, rebuilds and wheel sales revenue for the quarter ended March 31, 1998 was $198,000. There is no corresponding revenue in the prior period as this revenue was earned by ARS, which was acquired in March 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Other revenue for the quarter ended March 31, 1998 was $1.1 million, a decrease of $494,000, or 30%, from the same period in the prior year. This decrease was primarily attributable to a change in accounting method for membership and credential revenue. In 1997, membership and credential revenue was recognized when the income was received. During 1998, the income will be accrued over the race season to reflect this income as it is earned and to record these revenues at the time of recording corresponding expenses. This decrease was partially offset by net royalty revenues related to the Company's expanded licensed products venture.

         Expenses. Total expenses for the quarter ended March 31, 1998 were $5.8 million, an increase of $1.6 million, or 37%, from the same period in the prior year. This increase was due to higher administrative and indirect expenses, partially offset by a decrease in race distributions as described below.

         Race distributions for the quarter ended March 31, 1998 were $1.4 million, a decrease of $253,000, or 15%, from the same period in the prior year. This decrease is partially due to the Reorganization that was effective January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season. The decrease was partially offset due to two races being held in the first quarter of 1998 compared with one race held in the same period in the prior year.

         Race expenses for the quarter ended March 31, 1998 were $832,000, a decrease of $287,000, or 26%, from the same period in the prior year. This decrease is partially due to the Reorganization that was effective on January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season. The decrease was partially offset due to two races being held in the first quarter of 1998 compared with one race held in the same period in the prior year.

         Cost of engine rebuilds and wheel sales for the quarter ended March 31, 1998 were $63,000. There is no corresponding expense in the prior period as this revenue source is from ARS and BP, which were acquired in March 1998.

         Administrative and indirect expenses for the quarter ended March 31, 1998 were $3.4 million, an increase of $1.9 million, or 126%, from the same period in the prior year. This was primarily attributable to an increase in marketing and advertising, sales costs related to sponsor sales, development of a creative services department in 1998 and increased administrative expenses related to the Company's expanded licensed products venture.

         Operating income for the quarter ended March 31, 1998 was $4.2 million, an increase in income of $3.1 million from the corresponding period in the prior year due to the factors described above.

         Interest income (net) for the quarter ended March 31, 1998 was $267,000, compared to interest income (net) of $36,000 for the corresponding period in the prior year. The increase of $231,000 or 642% is primarily attributable to interest earned on the invested proceeds from the initial public offering that occurred in March 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Income tax expense for the quarter ended March 31, 1998 was $1.6 million, compared to income tax expense of $188,000 for the corresponding period in the prior year.

          Net income for the quarter ended March 31, 1998 was $2.9 million, an increase in net income of $1.9 million, or 197%, from the corresponding period in the prior year as a result of the factors described above.

SEASONALITY AND QUARTERLY RESULTS

         The Company derives a substantial portion of its total revenues during the CART Championship season. As a result, the Company's business has been, and is expected to remain, seasonal, based upon the CART Championship schedule. The Company's quarterly results vary relative to the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results.

         The revenues from any race in the CART Championship can significantly affect the Company's results of operations for a particular quarter. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in quarterly results and affect comparability.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied on cash flow from operations, supplemented by bank borrowings, to finance working capital, investments and capital expenditures.

         The Company's bank borrowing with a commercial bank consists of a fixed rate installment note incurred in connection with the acquisition of a mobile medical unit that is transported to each North American race. The note bears interest at a rate of 8.25% per annum and matures on May 1, 2001. The note is secured by the Company's mobile medical unit. Interest is payable monthly. As of March 31, 1998, the current portion of this note was $130,000 and the long-term portion was $282,000.

         The Company also has a $1.5 million revolving line of credit with a commercial bank. As of March 31, 1998, there was no outstanding balance under the line of credit. The line of credit contains no covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by the Company's deposits with the bank.

         In March 1998, the Company sold 5,038,000 shares of its common stock in conjunction with its IPO. The initial offering price was $16.00 per share with net proceeds to the Company of $73.6 million.

         The Company's cash balance on March 31, 1998 was $47.3 million, a net increase of $46.2 million from December 31, 1997. This increase was primarily the result of net cash provided by

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


operations of $5.5 million and net financing activities of $73.2 million, which was offset by net cash used in investing activities of $32.6 million.

         The Company anticipates capital expenditures of approximately $1.7 million during the next 12 months, including capital expenditures expected by Indy Lights. The Company believes that the proceeds of the IPO, cash flow from operations and available borrowings under its bank facilities will be sufficient to fund these anticipated capital expenditures and other cash needs.

YEAR 2000 COMPLIANCE

         The Company does not expect the cost of converting its computer systems to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, certain matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those predicted in the forward-looking statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.
    (a)   Exhibits.
                  The following exhibits are filed herewith.

             EXHIBIT NUMBER                             DESCRIPTION OF EXHIBIT
             --------------                             ----------------------
                  3.1               Certificate of Incorporation of the Company filed December 8,
                                    1997 (incorporated by reference to Exhibit 3.1)*

                  3.2               Bylaws of the Company (incorporated by reference to Exhibit
                                    3.2)*

                  10.1              1997 Stock Option Plan (incorporated by reference to Exhibit
                                    10.1)*

                  10.2              Director Stock Option Plan (incorporated by reference to Exhibit
                                    10.2)*

                  10.3              Employment Agreement with Andrew Craig dated December 22, 1997
                                    (incorporated by reference to Exhibit 10.3)*

                  10.4              Employment Agreement with Randy K. Dzierzawski dated December
                                    22, 1997 (incorporated by reference to Exhibit 10.4)*

                  10.5              Form of Promoter Agreement*

                  10.6              Promoter Agreement with Wisconsin State Park Speedway related to
                                    West Allis, Wisconsin dated June 5, 1996*

                  10.7              Promoter Agreement with Texaco Houston Grande Prix L.L.C.
                                    related to Houston, Texas dated July 28, 1997*

                  10.9              Loan Agreement with Comerica Bank dated April 30, 1997*

                  10.10             Loan Agreement with Comerica Bank dated May 1, 1996*

                  10.11             Form of Sponsorship Agreement*

                  10.12             Employment Agreement with Carl Cohen (incorporated by reference to Exhibit 10.12)*

                  10.13             Employment Agreement with Robert E. Hollander dated June 21,
                                    1997 (incorporated by reference to Exhibit 10.13)*

                  10.14             ESPN, Inc. Agreement (Portions have been omitted pursuant to a request for confidential treatment. Such confidential portions have been filed separately with the Securities and Exchange
                                    Commission.)*

                  10.15             Promoter Agreement with Ganassi Group, L.L.C. related to
                                    Chicago, Illinois dated April 7, 1998.

                  27.1              Financial Data Schedule


    (b)   Reports on Form 8-K.
                  The Company was not required to file a Form 8-K during the three months ended March 31, 1998.

* Incorporated by reference to exhibit filed as part of the Company's Registration Statement on Form S-1 (Registration No. 333-43141)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHAMPIONSHIP AUTO RACING TEAMS, INC.

Date:  5/8/98                          By:  /s/ Randy K. Dzierzawski
      -----------                          ---------------------------
                                       Randy K. Dzierzawski
                                       Chief Financial Officer