Form 10-Q
period 1998-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 1998-08-13
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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
Yes [ X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                15,171,666 SHARES
         ----------------------------                -----------------
                    CLASS                     OUTSTANDING AT AUGUST 1, 1998

                         This report contains 20 pages.

                                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                             PAGE
     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

              Consolidated Balance Sheets at June 30, 1998 and December 31, 1997             3

              Consolidated Statements of Operations for the Three and Six Months Ended
              June 30, 1998 and 1997                                                         4

              Consolidated Statement of Stockholders' Equity (Deficit) for the Six
              Months Ended June 30, 1998                                                     5

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1998 and 1997                                                         6

              Notes to Consolidated Financial Statements                                     7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                13

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                             19

     SIGNATURES                                                                             20

                                 CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                              AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                                            (IN THOUSANDS)
ASSETS                                                              JUNE 30, 1998  DECEMBER 31, 1997
                                                                    -------------  -----------------
                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                          $ 39,931         $  1,164
   Short-term investments                                               32,066               --
   Accounts receivable (net of allowance of $231 and $0 at
       June 30, 1998 and December 31, 1997, respectively)               12,367            3,156
   Current portion of notes receivable                                     845               --
   Prepaid expenses                                                        667              751
   Inventory                                                               110               --
   Deferred income taxes                                                   376            4,683
                                                                      --------         --------
     Total current assets                                               86,362            9,754

Notes receivable                                                         3,432               49

Property and equipment (net)                                             5,191            2,236

Other assets (net)                                                       5,598              309
                                                                      --------         --------
     Total assets                                                     $100,583         $ 12,348
                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                   $  1,890         $  1,889
   Accrued liabilities:
       Race expenses and point awards                                    1,653            9,500
       Taxes                                                               593              491
       Other                                                             1,907              724
   Unearned revenue                                                     16,022            2,352
   Current portion of long-term debt                                       130              130
                                                                      --------         --------
     Total current liabilities                                          22,195           15,086

Long-term debt                                                             249              314

Deferred income taxes                                                       54               --

Minority interest                                                          (44)              (7)

Stockholders' equity (deficit)
    Preferred Stock, $.01 par value; 5,000,000 shares
       authorized, none issued and outstanding at June 30,
       1998 and December 31, 1997
    Common stock, $.01 par value; 50,000,000 shares
       authorized, 15,171,666 and 10,199,998 shares issued
       and outstanding at June 30, 1998 and December 31, 1997,
       respectively                                                        151              102
   Additional paid-in capital                                           89,221           15,975
   Accumulated deficit                                                 (11,304)         (19,122)
   Unrealized gain on investments                                           61               --
                                                                      --------         --------
       Total stockholders' equity (deficit)                             78,129           (3,045)
                                                                      --------         --------

       Total liabilities and stockholders' equity (deficit)           $100,583         $ 12,348
                                                                      ========         ========

See accompanying notes to consolidated financial statements.

                                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                   (UNAUDITED)
                                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                                             THREE MONTHS                    SIX MONTHS
                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                          1998           1997            1998            1997
                                                        -------        -------         -------         -------
REVENUES:

         Sanction fees                                  $10,251        $12,546         $15,243         $13,953
         Sponsorship revenue                              4,603          2,342           7,763           4,319
         Television revenue                               1,911          2,276           2,458           2,627
         Engine leases, rebuilds and wheel sales            755             --             954              --
         Other                                            2,514          1,540           3,647           3,168
                                                        -------        -------         -------         -------

         Total revenues                                  20,034         18,704          30,065          24,067

EXPENSES:

         Race and franchise fund distributions            5,486         13,919           6,874          15,560
         Race expenses                                    1,304          2,321           2,135           3,440
         Cost of engine rebuilds and wheel sales            241             --             304              --
         Administrative and indirect expenses             5,966          3,972           9,411           5,650
         Depreciation and amortization                      188            117             329             220
         Minority interest                                   17            (15)            (37)           (217)
                                                        -------        -------         -------         -------

         Total expenses                                  13,202         20,314          19,016          24,653

OPERATING INCOME (LOSS)                                   6,832         (1,610)         11,049            (586)
         Interest income (net)                              968            140           1,234             192
                                                        -------        -------         -------         -------
INCOME (LOSS) BEFORE INCOME TAXES                         7,800         (1,470)         12,283            (394)
         Income tax expense (benefit)                     2,847           (240)          4,465             (52)
                                                        -------        -------         -------         -------
NET INCOME (LOSS)                                       $ 4,953        $(1,230)        $ 7,818         $  (342)
                                                        =======        =======         =======         =======
         EARNINGS PER SHARE:
                       BASIC                            $  0.33        $ (0.12)        $  0.59         $ (0.03)
                                                        =======        =======         =======         =======
                       DILUTED                          $  0.32        $ (0.12)        $  0.59         $ (0.03)
                                                        =======        =======         =======         =======
        WEIGHTED AVERAGE SHARES OUSTANDING:
                       BASIC                             15,172         10,200          13,191          10,200
                                                        =======        =======         =======         =======
                       DILUTED                           15,336         10,200          13,291          10,200
                                                        =======        =======         =======         =======

See accompanying notes to consolidated financial statements.

                                            CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                         (UNAUDITED)
                                                       (IN THOUSANDS)
                                        Common Stock          Additional                     Unrealized
                                   ---------------------       Paid-In         Accumulated     Gain on      Stockholders'
                                    Shares        Amount       Capital           Deficit     Investments   Equity(Deficit)
                                   -------        ------      ----------       -----------   -----------   ---------------
BALANCES, DECEMBER 31, 1997        $10,200         $102         $15,975         $(19,122)        $--          $(3,045)

Unrealized gain                         --           --              --               --          61               61

Net income                              --           --              --            7,818          --            7,818

Stock redemption                       (67)          (1)           (150)              --          --             (151)

Stock issuance (net of
issuance costs)                      5,038           50          73,396               --          --           73,446
                                   -------         ----         -------         --------         ---          -------

BALANCES, JUNE 30, 1998            $15,171         $151         $89,221         $(11,304)        $61          $78,129
                                   =======         ====         =======         ========         ===          =======

See accompanying notes to consolidated financial statements.

                                  CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                               (UNAUDITED)
                                             (IN THOUSANDS)
                                                                               1998             1997
                                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $  7,818         $  (342)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                               329             220
      Gain from sale of property and equipment                                     (6)           (158)
      Deferred income taxes                                                     4,361             (54)
      Minority interest in loss of subsidiaries                                   (37)           (217)
      Changes in assets and liabilities that (used) provided cash:
         Accounts receivable                                                   (9,211)         (5,960)
         Prepaid expenses                                                          84              73
         Inventory                                                               (110)             (1)
         Other assets                                                              10              57
         Accounts payable                                                           1           1,139
         Accrued liabilities                                                   (6,562)          6,388
         Unearned revenue                                                      13,670           8,373
                                                                             --------         -------

                         Net cash provided by operating activities             10,347           9,518

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                                (5,315)             --
   Purchase of short-term investments                                         (32,005)             --
   Issuance of notes receivable (net)                                          (4,228)             --
   Acquisition of property and equipment                                       (3,309)           (613)
   Proceeds from sale of property and equipment                                    62              --
   Acquisition of trademark                                                       (15)            (25)
                                                                             --------         -------

                         Net cash used in investing activities                (44,810)           (638)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                     (65)            (76)
   Issuance of common stock (net)                                              73,446             840
   Redemption of common stock                                                    (151)           (210)
   Capital contributions to subsidiaries by minority stockholder                                  225
                                                                             --------         -------

                         Net cash provided by financing activities             73,230             779
                                                                             --------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      38,767           9,659

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,164             630
                                                                             --------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 39,931         $10,289
                                                                             ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                                 none            none
                                                                             ========         =======
    Interest                                                                 $     17         $    30
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of June 30, 1998 and the results of its operations and its cash flows for the three months and six months ended June 30, 1998 and 1997.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's registration statement filed on Form S-1 with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three months and six months ended June 30, 1998 and 1997 are not indicative of the results to be expected for the year.

Principles of Consolidation - The 1997 consolidated financial statements include the financial statements of CART, Inc. (a Michigan corporation) and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc. In addition, the 1997 consolidated financial statements include the financial statements of CART Licensed Products, L.P., a 55% owned subsidiary. As of March 13, 1998, and April 1, 1998, the consolidated unaudited financial statements also include the financial statements of American Racing Series, Inc. ("ARS"), a wholly-owned subsidiary and Pro-Motion Agency Ltd. ("Pro-Motion"), a wholly-owned subsidiary, respectively (see Note 2). All significant intercompany balances have been eliminated in consolidation.

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

Other Assets - Other assets consist mainly of goodwill, representing the excess of the purchase price of ARS and B.P. Automotive, Ltd. ("BP") and Pro-Motion (see Note 2) over the net tangible and identifiable intangible assets of these acquisitions. Goodwill is stated at cost and is amortized on a straight-line basis over 40 years.

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


2.   INITIAL PUBLIC OFFERING AND ACQUISITIONS

Initial Public Offering - In March 1998, the Company completed its initial public offering ("IPO") of 5,038,000 shares of common stock (including 705,000 shares issued upon exercise of the underwriters' over allotment option). The initial offering price was $16 per share with proceeds to the Company of $74.9 million, net of underwriting discount. A portion of the net proceeds from the IPO were used to acquire ARS and BP for $10 million (see Acquisition of ARS and BP), and to pay accrued point awards to franchise race teams aggregating $9.5 million. The remaining net proceeds will be used for working capital and general corporate purposes, including the expansion of the Company's business through the acquisition or development of race related businesses and properties.

Acquisition of ARS and BP - On March 13, 1998, the Company acquired 100% of the outstanding common stock of ARS and certain assets of BP (entities related through certain common ownership). ARS operates the PPG-Dayton Indy Lights Championship ("Indy Lights"), a support series to CART. BP supplies certain equipment to Indy Lights competitors and earns commission income on the sale of chassis and spare parts to the teams. At closing of the acquisition, the Company paid $7 million in cash and issued options to purchase 100,000 shares of the Company's common stock at an exercise price of $16.00 per share which vests one year from closing if certain performance criteria are met for 1998. In addition, the Company will pay an additional purchase price of up to $3 million upon satisfaction by ARS of certain performance criteria during 1998-2000. The excess of the initial purchase price of $7 million over the net book value of the net assets acquired has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of ARS and BP have been included in the Company's financial statements since the date of acquisition.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Acquisition of Pro-Motion - On April 10, 1998, the Company acquired 100% of the outstanding common stock of Pro-Motion, an entity previously owned by a director of the Company, a race team owner and stockholder for $533,700 in cash. Pro-Motion operates the KOOL/Toyota Atlantic Championship open-wheel series, a support series to CART. The excess of the initial purchase price over the net book value of the net assets acquired has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of Pro-Motion have been included in the Company's financial statements since April 1, 1998.

Pro forma Results - The following unaudited pro forma summary for the three months and six months ended June 30, 1998 and 1997 assume the acquisitions of ARS, BP and Pro-Motion occurred as of January 1, 1997.

                                                                    Three Months                   Six Months
                                                                   Ended June 30,                Ended June 30,
                                                                 1998           1997           1998           1997
                                                                 ----           ----           ----           ----
                                                                     (In Thousands, Except Earnings Per Share)
       ------------------------------------------------------------------------------------------------------------
       Revenues                                                $20,034        $20,842        $31,398        $26,599
       Net Income                                                4,980          5,102          8,084          6,023
       Earnings per share:
            Basic                                              $   .33        $   .48        $   .59        $   .57
                                                               =======        =======        =======        =======
            Diluted                                            $   .32        $   .48        $   .59        $   .57
                                                               =======        =======        =======        =======
       Weighted Average Shares Outstanding:
            Basic                                               15,172         10,638         13,629         10,638
                                                               =======        =======        =======        =======
            Diluted                                             15,336         10,638         13,728         10,638
                                                               =======        =======        =======        =======
       ------------------------------------------------------------------------------------------------------------

Pro forma adjustments for the periods presented have also been made to reduce certain benefits paid to franchise members, including the reimbursement of travel expenses, director's fees and other race related payments in connection with the Company's reorganization, effective January 1, 1998. Additional cost savings that the Company expects to realize through the integration of the ARS, BP and Pro-Motion acquisitions have not been included.


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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

In addition, in December of 1997, the Board and the stockholders of the Company approved a Director Option Plan permitting the granting of non-qualified stock options ("Director NQSOs") for up to 100,000 shares of common stock to directors of the Company who are neither employees of the Company nor affiliates of a race team which participates in CART race events (an "Independent Director"). Each person who is first elected or appointed to serve as an Independent Director of the Company is automatically granted an option to purchase 10,000 shares of Company common stock. In addition, each individual who is re-elected as an Independent Director is automatically granted an option to purchase 5,000 shares of Company common stock each year on the date of the annual meeting of stockholders. Each of the options automatically granted upon election, appointment or re-election as an Independent Director are exercisable at a price at least equal to the fair market value of the common stock on the date of grant. In addition, each Independent Director may elect to receive stock options in lieu of any director's fees payable to such individuals.

All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of June 30, 1998, there were 10,000 Director NQSOs issued and outstanding.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 1998 and December 31, 1997.

                                            JUNE 30, 1998  DECEMBER 31, 1997
                                                (Unaudited) (In Thousands)
                                            --------------------------------
         Engines                               $ 2,296         $    --
         Machinery and office equipment          2,591           1,899
         Vehicles                                1,831           1,616
         Tooling                                    13              --
         Leasehold improvements                      1               1
         Construction in progress                   --              65
         Pop-off valves                            253             162
                                               -------         -------

         Total                                   6,985           3,743

         Less accumulated depreciation          (1,794)         (1,507)
                                               -------         -------

         Property and equipment (net)          $ 5,191         $ 2,236
                                               =======         =======


5.   SHORT-TERM INVESTMENTS

The following is a summary of the estimated fair value of available for sale short-term investments by balance sheet classification:

JUNE 30, 1998                                                  GROSS UNREALIZED
                                                               ----------------
(IN THOUSANDS) (UNAUDITED)          COST       FAIR VALUE      GAIN       LOSS
------------------------------------------------------------------------------

U.S. Treasury securities          $ 2,499       $ 2,499        $--        $ --

U.S. agencies securities           21,009        21,002         --          (7)

Corporate bonds                     8,574         8,565         --          (9)
                                  -------       -------        ---        ----

Total short-term investments      $32,082       $32,066        $--        $(16)
                                  =======       =======        ===        ====

Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   COMMON STOCK

In March 1998, at the request of a race team owner, the Company rescinded the sale of an aggregate of 66,666 shares of common stock it issued in December 1997 at a total price of $151,000.

7.   NOTES RECEIVABLE

In May 1998, the Company entered into an agreement with a promoter whereby the Company provided financing for a CART sanctioned event in Brazil. The note receivable of $4.2 million relating to costs incurred by the Company during the 1998 event will be repaid in five equal yearly installments over the life of the sanction agreement. The note receivable has a stated 5% per annum interest rate and is secured by letters of credit issued by the City of Rio de Janeiro, Brazil.

8.   COMMITMENT

In June 1998, the Company entered into a nine year agreement with ISL Worldwide ("ISL"). The contract appoints ISL as the Company's exclusive worldwide marketing agent for the sale of all sponsorships of its open wheel racing series, the FedEx Championship Series, the PPG-Dayton Indy Lights Championship, and the KOOL/Toyota Atlantic Championship.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

THE REORGANIZATION

         The Company was formed in December 1997 to serve as a holding company for CART, Inc. and its subsidiaries. CART, Inc. previously issued 25.5 shares of its common stock to racing teams who met certain participation requirements. Each outstanding share of common stock of CART, Inc. was acquired by the Company in exchange for 400,000 shares of common stock of the Company (the "Reorganization"). The Reorganization was completed in anticipation of, and to facilitate the IPO. As part of the Reorganization and pursuant to a three-year agreement among each of the Company's current stockholders, effective January 1, 1998, the payment of certain items to franchise members including reimbursement of travel expenses on a per race basis, directors fees and other race-related payments were discontinued.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Revenues. Total revenues for the quarter ended June 30, 1998 were $20.0 million, an increase of $1.3 million, or 7% from the same period in the prior year. This increase was due to higher sponsorship revenue, engine leases, rebuilds and wheel sales, and other revenue, partially offset by a decrease in sanction fees and television revenue, as described below.

         Sanction fees for the quarter ended June 30, 1998 were $10.3 million, a decrease of $2.3 million, or 18%, from the same period in the prior year. This decrease was the result of seven events taking place in the second quarter of 1998 compared to eight events in the same period in the prior year.

         Sponsorship revenue for the quarter ended June 30, 1998 was $4.6 million, an increase of $2.3 million, or 97%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship agreement entered into with Federal Express, an agreement with ISL Worldwide that guarantees certain sponsorship income and the additional sponsorship revenues attributable to the acquisition of ARS in March 1998 and Pro-Motion in April 1998.

         Television revenue for the quarter ended June 30, 1998 was $1.9 million, a decrease of $365,000, or 16%, from the same period in the prior year. Television revenue is recognized on a per race basis. The per race revenue recognition for television has decreased in 1998 compared to 1997, as the total number of races has increased from 17 races to 19 races in 1998, thereby, decreasing the per race revenue accrual. The additional races will be held in the third and fourth quarters. Also, the decrease in television revenue was partially due to seven races being held in the second quarter of 1998 compared to eight races in the same period in the prior year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Engine leases, rebuilds and wheel sales revenue for the quarter ended June 30, 1998 was $755,000. There is no corresponding revenue in the prior period as this revenue was earned by ARS, which was acquired in March 1998.

         Other revenue for the quarter ended June 30, 1998 was $2.5 million, an increase of $1.0 million, or 63%, from the same period in the prior year. This increase was partially attributable to a change in accounting method for membership and credential revenue. In 1997, membership and credential revenue was recognized when the income was received, mainly in the first quarter. During 1998, the income is accrued over the race season to reflect this income as it is earned and to record these revenues at the time of recording corresponding expenses. In addition, the increase is partially due to the Reorganization that was effective January 1, 1998. As part of the Reorganization, the Company now receives membership income from franchise members and is recognizing this income over the race season. Finally, the increase in other revenue was also from an increase in net royalty revenues related to the Company's expanded licensed products venture and additional other revenues from ARS and Pro-Motion that did not exist in the same period in the prior year.

         Expenses. Total expenses for the quarter ended June 30, 1998 were $13.2 million, a decrease of $7.1 million, or 35%, from the same period in the prior year. This decrease was due to a decrease in race distributions and race expenses, partially offset by an increase in administrative and indirect expenses as described below.

         Race distributions for the quarter ended June 30, 1998 were $5.5 million, a decrease of $8.4 million, or 61%, from the same period in the prior year. This decrease is partially due to the Reorganization that was effective January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season. The decrease was also due to seven races being held in the second quarter of 1998 compared with eight races held in the same period in the prior year.

         Race expenses for the quarter ended June 30, 1998 were $1.3 million, a decrease of $1.0 million, or 44%, from the same period in the prior year. This decrease is partially due to the Reorganization that was effective on January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season. The decrease was also due to seven races being held in the second quarter of 1998 compared with eight races held in the same period in the prior year. The decrease is partially offset by the increase in race expenses from ARS and Pro-Motion that were not included in the same period in the prior year as these companies were acquired in 1998.

         Cost of engine rebuilds and wheel sales for the quarter ended June 30, 1998 were $241,000. There is no corresponding expense in the prior period as this expense is from ARS and BP, which were acquired in March 1998.

         Administrative and indirect expenses for the quarter ended June 30, 1998 were $6.0 million, an increase of $2.0 million, or 50%, from the same period in the prior year. This was primarily attributable to an increase in marketing and advertising, sales costs related to sponsor sales, development of a creative services department in 1998 and increased administrative expenses

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


related to the Company's expanded licensed products venture. The addition of ARS and Pro-Motion administrative expenses contributed to the increase, as there were no corresponding expense in the prior period since these companies were acquired in 1998.

         Operating income for the quarter ended June 30, 1998 was $6.8 million, an increase in income of $8.4 million from the corresponding period in the prior year due to the factors described above.

         Interest income (net) for the quarter ended June 30, 1998 was $968,000, compared to interest income (net) of $140,000 for the corresponding period in the prior year. The increase of $828,000 or 591% is primarily attributable to interest earned on the invested proceeds from the initial public offering that occurred in March 1998.

         Income tax expense for the quarter ended June 30, 1998 was $2.8 million, compared to income tax benefit of $240,000 for the corresponding period in the prior year.

          Net income for the quarter ended June 30, 1998 was $5.0 million, an increase of $6.2 million from the corresponding period in the prior year as a result of the factors described above.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenues. Total revenues for the six months ended June 30, 1998 were $30.1 million, an increase of $6.0 million, or 25% from the same period in the prior year. This increase was due to higher sanction fees, sponsorship, engine leases, rebuilds and wheel sales, and other revenue, as described below.

         Sanction fees for the six months ended June 30, 1998 were $15.2 million, an increase of $1.3 million, or 9%, from the same period in the prior year. This increase was due to annual sanction fee escalations for certain events from 1997 to 1998.

         Sponsorship revenue for the six months ended June 30, 1998 was $7.8 million, an increase of $3.4 million, or 80%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship agreement entered into with Federal Express, an agreement with ISL Worldwide that guarantees certain sponsorship income and the additional sponsorship revenues attributable to the acquisition of ARS in March 1998 and Pro-Motion in April 1998.

         Television revenue for the six months ended June 30, 1998 was $2.5 million, a decrease of $169,000, or 6%, from the same period in the prior year. Television revenue is recognized on a per race basis. The decrease in television revenue was due to a decrease in the per race revenue recognition, as the total number of races has increased from 17 races to 19 races in 1998, thereby, decreasing the per race revenue accrual. The additional races will be held in the third and fourth quarters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Engine leases, rebuilds and wheel sales revenue for the six months ended June 30, 1998 was $954,000. There is no corresponding revenue in the prior period as this revenue was earned by ARS, which was acquired in March 1998.

         Other revenue for the six months ended June 30, 1998 was $3.6 million, an increase of $479,000, or 15%, from the same period in the prior year. The increase was due to an increase in net royalty revenues related to the Company's expanded licensed products venture and additional other revenues from ARS and Pro-Motion that did not exist in the same period in the prior year as they were not acquired until 1998. In addition, the increase is partially due to the Reorganization that was effective January 1, 1998. As part of the Reorganization, the Company now receives membership income from franchise members and is recognizing this income over the race season. This overall increase was partially offset by a decrease due to a change in accounting method for membership and credential revenue. In 1997, membership and credential revenue was recognized when the income was received, mainly in the first quarter. During 1998, the income is accrued over the race season to reflect this income as it is earned and to record these revenues at the time of recording corresponding expenses.

         Expenses. Total expenses for the six months ended June 30, 1998 were $19.0 million, a decrease of $5.6 million, or 23%, from the same period in the prior year. This decrease was due to a decrease in race distributions, partially offset by an increase in administrative and indirect expenses as described below.

         Race distributions for the six months ended June 30, 1998 were $6.9 million, a decrease of $8.7 million, or 56%, from the same period in the prior year. This decrease is due to the Reorganization that was effective January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season.

         Race expenses for the six months ended June 30, 1998 were $2.1 million, a decrease of $1.3 million, or 38%, from the same period in the prior year. This decrease is due to the Reorganization that was effective on January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season. The decrease is partially offset by the increase in race expenses from ARS and Pro-Motion that were not included in the same period in the prior year as these companies were acquired in 1998.

         Cost of engine rebuilds and wheel sales for the six months ended June 30, 1998 were $304,000. There is no corresponding expense in the prior period as this expense is from ARS and BP, which were acquired in March 1998.

         Administrative and indirect expenses for the six months ended June 30, 1998 were $9.4 million, an increase of $3.8 million, or 67%, from the same period in the prior year. This was primarily attributable to an increase in marketing and advertising, sales costs related to sponsor sales, development of a creative services department in 1998 and increased administrative expenses related to the Company's expanded licensed products venture. In addition, ARS and Pro-Motion administrative expenses contributed to the increase, as there are no corresponding expenses in the prior period since these companies were acquired in 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Operating income for the six months ended June 30, 1998 was $11.0 million, an increase of $11.6 million from the corresponding period in the prior year due to the factors described above.

         Interest income (net) for the six months ended June 30, 1998 was $1.2 million, compared to interest income (net) of $192,000 for the corresponding period in the prior year. The increase of $1.0 million or 543% is primarily attributable to interest earned on the invested proceeds from the initial public offering that occurred in March 1998.

         Income tax expense for the six months ended June 30, 1998 was $4.5 million, compared to income tax benefit of $52,000 for the corresponding period in the prior year.

         Net income for the six months ended June 30, 1998 was $7.8 million, an increase of $8.2 million, from the corresponding period in the prior year as a result of the factors described above.

SEASONALITY AND QUARTERLY RESULTS

         The Company derives a substantial portion of its total revenues during the CART Championship season. As a result, the Company's business has been, and is expected to remain, seasonal, based upon the CART Championship schedule. The Company's quarterly results vary relative to the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.), its location and the sanction fees attributed to those races will affect quarterly results.

         The revenues from any race in the CART Championship will significantly affect the Company's results of operations for a particular quarter. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in quarterly results and affect comparability.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied on cash flow from operations, supplemented by bank borrowings, to finance working capital, investments and capital expenditures.

         The Company's bank borrowing with a commercial bank consists of a fixed rate installment note incurred in connection with the acquisition of a mobile medical unit that is transported to each North American race. The note bears interest at a rate of 8.25% per annum and matures on May 1, 2001. The note is secured by the Company's mobile medical unit. Interest is payable monthly. As of June 30, 1998, the current portion of this note was $130,000 and the long-term portion was $249,000.

         The Company also has a $1.5 million revolving line of credit with a commercial bank. As of June 30, 1998, there was no outstanding borrowing under the line of credit. The line of credit contains no covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by the Company's deposits with the bank.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         In March 1998, the Company sold 5,038,000 shares of its common stock in conjunction with its IPO. The initial offering price was $16.00 per share with proceeds to the Company of $74.9 million, net of underwriting discount.

         The Company's cash balance on June 30, 1998 was $39.9 million, a net increase of $38.8 million from December 31, 1997. This increase was primarily the result of net cash provided by operations of $10.3 million and net financing activities of $73.2 million, which was offset by net cash used in investing activities of $44.8 million.

         The Company's current capital expenditure budget for the next 12 months is approximately $1.3 million. However, the Company intends to expand its business through the acquisition or development of racing-related businesses and properties. The Company currently has no agreements with respect to any acquisitions, but it regularly engages in discussions relating to potential acquisitions. The Company believes that the proceeds of the IPO, cash flow from operations and available borrowings under its bank facilities will be sufficient to fund these anticipated capital expenditures and other cash needs.

YEAR 2000 COMPLIANCE

         The Company does not expect that the cost of converting its computer systems to year 2000 compliance to have a material adverse effect on the Company's overall results of operations or cash flows. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. Total costs relating to year 2000 compliance for the Company is expected to be approximately $35,000 to $50,000. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, certain matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those predicted in the forward-looking statements. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward looking statements: competition in the sports and entertainment industry, participation by race teams, continued industry sponsorship, continued participation by suppliers and event promoters, regulation of tobacco and alcohol advertising and sponsorship, competition by the Indy Racing League, and liability for personal injuries.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.
    (a)   Exhibits.
                  The following exhibits are filed herewith.

             EXHIBIT NUMBER                  DESCRIPTION OF EXHIBIT
             --------------                  ----------------------

                  10.1 Marketing Representation Agreement between ISL Marketing AG and the Company dated June 24, 1998 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 -K filed June 29, 1998 - certain portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment).

                  27.1           Financial Data Schedule


    (b)   Reports on Form 8-K.
                  A current report on Form 8-K was filed on June 29, 1998, reporting the Marketing Representation Agreement with ISL Marketing AG and the Company.



    (c)   Other.
                  Any matter to be brought before the Company's 1999 annual meeting of stockholders shall be set forth in a notice, delivered to the Company's Secretary, on or prior to February 22, 1999. The Company intends to exercise discretionary voting authority on all matters brought before such meeting as to which advance notice was not properly delivered to the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHAMPIONSHIP AUTO RACING TEAMS, INC.


Date:   8/13/98                         By: /s/ Randy K. Dzierzawski
      ----------------                      --------------------------------

                                            Randy K. Dzierzawski
                                            Chief Financial Officer