Form 10-Q
period 1998-09-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 1998-11-12
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______ to ______.

                           Commission File No. 1-13925

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       38-3389456
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

               755 West Big Beaver Rd., Suite 800, Troy, MI 48084
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (248) 362-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK $0.01 PAR VALUE                  15,171,666 SHARES
      ----------------------------                  -----------------
                CLASS                        OUTSTANDING AT NOVEMBER 1, 1998



                         This report contains 22 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                             PAGE

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

             Consolidated Balance Sheets at September 30, 1998 and December 31, 1997       3

             Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 1998 and 1997                                             4

             Consolidated Statement of Stockholders' Equity (Deficit) for the
             Nine Months Ended September 30, 1998                                          5

             Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1998 and 1997                                                   6

             Notes to Consolidated Financial Statements                                    7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                               13


PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                            21

     SIGNATURES                                                                           22

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                         SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                            (Unaudited)
                                                                         ------------------   ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $  54,116              $  1,164
   Short-term investments                                                     24,742                     -
   Accounts receivable (net of allowance of $155 and $0 at
     September 30, 1998 and December 31, 1997, respectively)                   9,488                 3,156
   Current portion of notes receivable                                           824                     -
   Prepaid expenses                                                              985                   751
   Inventory                                                                     133                     -
   Deferred income taxes                                                          31                 4,683
                                                                           ---------            ----------
        Total current assets                                                  90,319                 9,754

Notes receivable                                                               3,350                    49

Property and equipment (net)                                                   5,139                 2,236

Other assets (net)                                                             5,547                   309
                                                                           ---------            ----------
        Total assets                                                       $ 104,355            $   12,348
                                                                           =========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                        $     977            $    1,889
   Accrued liabilities:
      Race expenses and point awards                                           2,728                 9,500
      Payroll                                                                    492                   431
      Taxes                                                                    2,116                   491
      Other                                                                    2,639                   293
Unearned revenue                                                              12,505                 2,352
Current portion of long-term debt                                                130                   130
                                                                           ---------            ----------
        Total current liabilities                                             21,587                15,086

Long-term debt                                                                   217                   314

Deferred income taxes                                                            250                     -

Minority interest                                                               (114)                   (7)

Stockholders' equity (deficit)
    Preferred Stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at September 30, 1998 and December 31, 1997
    Common stock, $.01 par value; 50,000,000 shares authorized,
      15,171,666 and 10,199,998 shares issued and outstanding at
      September 30, 1998 and December 31, 1997, respectively                     151                   102
  Additional paid-in capital                                                  89,196                15,975
  Accumulated deficit                                                         (7,340)              (19,122)
  Unrealized gain on investments                                                 408                     -
                                                                           ---------             ---------
        Total stockholders' equity (deficit)                                  82,415                (3,045)
                                                                           ---------             ---------
        Total liabilities and stockholders' equity (deficit)               $ 104,355             $  12,348
                                                                           =========             =========



See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                         THREE MONTHS                NINE MONTHS
                                                      ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       1998          1997          1998         1997
                                                     --------      ---------     --------      --------
REVENUES:

         Sanction fees                               $ 10,143      $ 10,295      $ 25,385      $ 24,248
         Sponsorship revenue                            4,942         1,867        12,705         6,186
         Television revenue                             1,643         2,409         4,324         5,240
         Engine leases, rebuilds and wheel sales          767            --         1,721            --
         Other                                          2,515           936         5,940         3,899
                                                     --------      --------      --------      --------

         Total revenues                                20,010        15,507        50,075        39,573

EXPENSES:

         Race and franchise fund distributions          5,999        13,379        12,873        28,939
         Race expenses                                  1,830         2,678         3,966         6,117
         Cost of engine rebuilds and wheel sales          218            --           522            --
         Administrative and indirect expenses           6,441         5,004        15,852        10,653
         Compensation expense                              --        12,200            --        12,200
         Depreciation and amortization                    228           141           556           362
         Minority interest                                (71)           12          (107)         (205)
                                                     --------      --------      --------      --------

         Total expenses                                14,645        33,414        33,662        58,066

OPERATING INCOME (LOSS)                                 5,365       (17,907)       16,413       (18,493)
         Interest income (net)                            912           130         2,145           321
                                                     --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                       6,277       (17,777)       18,558       (18,172)
         Income tax expense (benefit)                   2,312        (2,919)        6,776        (2,971)
                                                     --------      --------      --------      --------
NET INCOME (LOSS)                                    $  3,965      $(14,858)     $ 11,782      $(15,201)
                                                     ========      ========      ========      ========
         EARNINGS PER SHARE:
                       BASIC                         $   0.26      $  (1.46)     $   0.85      $  (1.49)
                                                     ========      ========      ========      ========
                       DILUTED                       $   0.26      $  (1.46)     $   0.84      $  (1.49)
                                                     ========      ========      ========      ========
        WEIGHTED AVERAGE SHARES OUSTANDING:
                       BASIC                           15,172        10,200        13,859        10,200
                                                     ========      ========      ========      ========
                       DILUTED                         15,438        10,200        14,009        10,200
                                                     ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                        Common Stock          Additional                  Unrealized
                                     ------------------        Paid-In      Accumulated     Gain on     Stockholders'
                                     Shares      Amount        Capital        Deficit     Investments  Equity(Deficit)
                                     ------      ------       ----------    -----------   -----------  ---------------

BALANCES, DECEMBER 31, 1997           10,200       $ 102       $ 15,975       $(19,122)      $  --       $ (3,045)
Unrealized gain                           --          --             --             --         408            408

Net income                                --          --             --         11,782          --         11,782
Stock redemption                          --          --
                                         (67)         (1)          (150)            --          --           (151)
Stock issuance (net of issuance
  costs)                               5,038          50         73,371             --          --         73,421
                                     -------       -----       --------       --------       -----       --------

BALANCES, SEPTEMBER 30, 1998          15,171       $ 151       $ 89,196       $ (7,340)      $ 408       $ 82,415
                                     =======       =====       ========       ========       =====       ========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             1998            1997
                                                                           --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $ 11,782       $(15,201)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                            556            362
       Compensation expense                                                      --         12,200
       Gain from sale of property and equipment                                  (6)          (158)
       Deferred income taxes                                                  4,902         (2,973)
       Minority interest in loss of subsidiaries                               (107)          (205)
       Changes in assets and liabilities that (used) provided cash:
          Accounts receivable                                                (6,332)        (3,020)
          Prepaid expenses                                                     (234)          (731)
          Inventory                                                            (133)            (1)
          Other assets                                                           10             (5)
          Accounts payable                                                     (913)         2,197
          Accrued liabilities                                                (2,739)        12,850
          Unearned revenue                                                   10,153         (1,198)
                                                                           --------       --------

                         Net cash provided by operating activities           16,939          4,117

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                              (5,315)            --
   Purchase of short-term investments                                       (24,334)            --
   Issuance of notes receivable (net)                                        (4,125)            --
   Acquisition of property and equipment                                     (3,432)          (602)
   Proceeds from sale of property and equipment                                  62             --
   Acquisition of trademark                                                     (16)           (42)
                                                                           --------       --------

                         Net cash used in investing activities              (37,160)          (644)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                   (97)          (108)
   Issuance of common stock (net)                                            73,421            840
   Redemption of common stock                                                  (151)          (210)
   Capital contributions to subsidiaries by minority stockholder                 --            225
                                                                           --------       --------

                         Net cash provided by financing activities           73,173            747
                                                                           --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    52,952          4,220

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,164            630
                                                                           --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 54,116       $  4,850
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                           $    250       $     15
                                                                           ========       ========
    Interest                                                               $     25       $     37
                                                                           ========       ========

See accompanying notes to consolidated financial statements

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of September 30, 1998 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1998 and 1997.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's registration statement filed on Form S-1 with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three months and nine months ended September 30, 1998 and 1997 are not indicative of the results to be expected for the year.

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

Accounting Pronouncements - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," beginning January 1, 1998. The effect of this pronouncement is shown in the table below:

                                                           Three Months Ended   Nine Months Ended
                                                           September 30, 1998   September 30, 1998
                                                              (Unaudited)          (Unaudited)
                                                           ------------------   ------------------
Unrealized gain on investments, beginning of period              $ 61              $ --

Current - period change                                           347               408
                                                                 ----              ----
Unrealized gain on investments, end of period                    $408              $408
                                                                 ====              ====


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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In addition, the Company will pay an additional purchase price of up to $3 million upon satisfaction by ARS of certain performance criteria during 1998-2000. The excess of the initial purchase price of $7 million over the net book value of the net assets acquired has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of ARS and BP have been included in the Company's consolidated financial statements since the date of acquisition.

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

Pro forma Results - The following unaudited pro forma summary for the three months and nine months ended September 30, 1998 and 1997 assume the acquisitions of ARS, BP and Pro-Motion occurred as of January 1, 1997.

                                                     Three Months                        Nine Months
                                                   Ended September 30,                 Ended September 30,
                                                 1998              1997              1998              1997
                                                 ----              ----              ----              ----
                                                        (In Thousands, Except Earnings Per Share)
-----------------------------------------------------------------------------------------------------------
Revenues                                      $20,010          $ 18,284           $51,408          $ 44,875
Net Income (Loss)                               3,965            (8,909)           12,049            (2,874)
Earnings per share:
     Basic                                    $   .26          $   (.84)          $   .84          $   (.27)
                                              =======          ========           =======          ========
     Diluted                                  $   .26          $   (.84)          $   .83          $   (.27)
                                              =======          ========           =======          ========
Weighted Average Shares Outstanding:
     Basic                                     15,172            10,638            14,296            10,638
                                              =======          ========           =======          ========
     Diluted                                   15,438            10,638            14,446            10,638
                                              =======          ========           =======          ========
-----------------------------------------------------------------------------------------------------------------

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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of September 30, 1998, there were 10,000 Director NQSOs issued and outstanding.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 1998 and December 31, 1997.

                                        (In Thousands)
                             SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                    (Unaudited)
                             ------------------  -----------------
Engines                                 $ 2,296           $    --
Machinery and office equipment            2,653             1,899
Vehicles                                  1,890             1,616
Tooling                                      13                --
Leasehold improvements                        5                 1
Construction in progress                     --                65
Pop-off valves                              253               162
                                        -------           -------

Total                                     7,110             3,743

Less accumulated depreciation            (1,971)           (1,507)
                                        -------           -------

Property and equipment (net)            $ 5,139           $ 2,236
                                        =======           =======


5.  SHORT-TERM INVESTMENTS

The following is a summary of the estimated fair value of available for sale short-term investments by balance sheet classification:


                                                         GROSS UNREALIZED
SEPTEMBER 30, 1998                                      -----------------
(IN THOUSANDS)(UNAUDITED)        COST    FAIR VALUE       GAIN       LOSS
--------------------------------------------------------------------------------
U.S. Treasury securities                                $   --     $   --

U.S. agencies securities        16,032     16,135           103        --

Corporate bonds                  8,551      8,607            56        --
                                ------    -------        ------    ------

Total short-term investments   $24,583    $24,742        $  159    $   --
                               =======    =======        ======    ======



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

7.  NOTES RECEIVABLE

In May 1998, the Company entered into an agreement with a promoter whereby the Company provided financing for a CART sanctioned event in Brazil. The note receivable of $4.2 million relating to costs incurred by the Company during the 1998 event will be repaid in five equal yearly installments over the life of the sanction agreement. The note receivable has a stated 5% per annum interest rate and is partially secured by letters of credit issued by the City of Rio de Janeiro, Brazil.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Revenues. Total revenues for the quarter ended September 30, 1998 were $20.0 million, an increase of $4.5 million, or 29% from the same period in the prior year. This increase was due to higher sponsorship revenue, engine leases, rebuilds and wheel sales, and other revenue, partially offset by a decrease in sanction fees and television revenue, as described below.

         Sanction fees for the quarter ended September 30, 1998 were $10.1 million, a decrease of $152,000, or 2%, from the same period in the prior year. This decrease was the result of seven events taking place in the third quarter of 1998 compared to eight events in the same period in the prior year, partially offset by annual sanction fee escalations for certain events from 1997 to 1998.

         Sponsorship revenue for the quarter ended September 30, 1998 was $4.9 million, an increase of $3.1 million, or 165%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship agreement entered into with Federal Express, an agreement with ISL Worldwide that guarantees certain sponsorship income for the 1998 season and the additional sponsorship revenues attributable to the acquisition of ARS in March 1998 and Pro-Motion in April 1998.

         Television revenue for the quarter ended September 30, 1998 was $1.6 million, a decrease of $766,000, or 32%, from the same period in the prior year. Television revenue is recognized on a per race basis. The per race revenue recognition for television has decreased in 1998 compared to 1997, as the total number of races has increased from 17 races to 19 races in 1998, thereby, decreasing the per race revenue accrual. The additional races will be held in the fourth quarter. Also, the decrease in television revenue was partially due to seven races being held in the third quarter of 1998 compared to eight races

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


in the same period in the prior year. Finally, the decrease is also attributable to a slightly lower profit sharing portion of the Company's contract with ESPN due to having two fewer network events in 1998.

         Engine leases, rebuilds and wheel sales revenue for the quarter ended September 30, 1998 was $767,000. There is no corresponding revenue in the prior period as this revenue was earned by ARS, which was acquired in March 1998.

         Other revenue for the quarter ended September 30, 1998 was $2.5 million, an increase of $1.6 million, or 169%, from the same period in the prior year. This increase was partially attributable to a change in accounting method for membership and credential revenue. In 1997, membership and credential revenue was recognized when the income was received, mainly in the first quarter. During 1998, the income is accrued over the race season to reflect this income as it is earned and to record these revenues at the time of recording corresponding expenses. In addition, the increase is partially due to the Reorganization that was effective January 1, 1998. As part of the Reorganization, the Company now receives membership income from franchise members and is recognizing this income over the race season. Finally, the increase in other revenue was also from an increase in net royalty revenues related to the Company's expanded licensed products venture and additional other revenues from ARS and Pro-Motion that did not exist in the same period in the prior year.

         Expenses. Total expenses for the quarter ended September 30, 1998 were $14.6 million, a decrease of $18.8 million, or 56%, from the same period in the prior year. This decrease was due to a decrease in race distributions, race expenses and compensation expense, partially offset by an increase in administrative and indirect expenses as described below.

         Race distributions for the quarter ended September 30, 1998 were $6.0 million, a decrease of $7.4 million, or 55%, from the same period in the prior year. This decrease is partially due to the Reorganization that was effective January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season. The decrease was also due to seven races being held in the third quarter of 1998 compared with eight races held in the same period in the prior year.

         Race expenses for the quarter ended September 30, 1998 were $1.8 million, a decrease of $848,000, or 32%, from the same period in the prior year. This decrease is partially due to the Reorganization that was effective on January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season. The decrease was also due to seven races being held in the third quarter of 1998 compared with eight races held in the same period in the prior year. The decrease is partially offset by the increase in race expenses from ARS and Pro-Motion that were not included in the same period in the prior year as these companies were acquired in 1998.

         Cost of engine rebuilds and wheel sales for the quarter ended September 30, 1998 were $218,000. There is no corresponding expense in the prior period as this expense is from ARS and BP, which were acquired in March 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Administrative and indirect expenses for the quarter ended September 30, 1998 were $6.4 million, an increase of $1.4 million, or 29%, from the same period in the prior year. This was primarily attributable to an increase in marketing and advertising, sales costs related to sponsor sales, development of a creative services department in 1998 and increased administrative expenses related to the Company's expanded licensed products venture. The addition of ARS and Pro-Motion administrative expenses contributed to the increase, as there were no corresponding expense in the prior period since these companies were acquired in 1998.

         Compensation expense for the quarter ended September 30, 1998 was $0, a decrease of $12.2 million. This non-cash compensation expense related to the issuance of the Company's stock in 1997 to race teams at below fair market value. No such expense was incurred in the current year.

         Operating income for the quarter ended September 30, 1998 was $5.4 million, an increase in income of $23.3 million from the corresponding period in the prior year due to the factors described above.

         Interest income (net) for the quarter ended September 30, 1998 was $912,000, compared to interest income (net) of $130,000 for the corresponding period in the prior year. The increase of $782,000 or 602% is primarily attributable to interest earned on the invested proceeds from the initial public offering that occurred in March 1998.

         Income tax expense for the quarter ended September 30, 1998 was $2.3 million, compared to income tax benefit of $2.9 million for the corresponding period in the prior year.

          Net income for the quarter ended September 30, 1998 was $4.0 million, an increase of $18.8 million from the corresponding period in the prior year as a result of the factors described above.

         Comprehensive income for the quarter ended September 30, 1998 was $347,000, an increase of $347,000 from the corresponding period in the prior year as a result of unrealized gain on investments.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Revenues. Total revenues for the nine months ended September 30, 1998 were $50.1 million, an increase of $10.5 million, or 27% from the same period in the prior year. This increase was due to higher sanction fees, sponsorship, engine leases, rebuilds and wheel sales, and other revenue, partially offset by a decrease in television revenue, as described below.

         Sanction fees for the nine months ended September 30, 1998 were $25.4 million, an increase of $1.1 million, or 5%, from the same period in the prior year. This increase was due to annual sanction fee escalations for certain events from 1997 to 1998, partially offset by one less race in the nine months ended September 30, 1998 compared to the same period in 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Sponsorship revenue for the nine months ended September 30, 1998 was $12.7 million, an increase of $6.5 million, or 105%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship agreement entered into with Federal Express, an agreement with ISL Worldwide that guarantees certain sponsorship income for the 1998 season and the additional sponsorship revenues attributable to the acquisition of ARS in March 1998 and Pro-Motion in April 1998.

         Television revenue for the nine months ended September 30, 1998 was $4.3 million, a decrease of $916,000, or 18%, from the same period in the prior year. Television revenue is recognized on a per race basis. The decrease in television revenue was due to a decrease in the per race revenue recognition, as the total number of races has increased from 17 races to 19 races in 1998, thereby, decreasing the per race revenue accrual. The additional races will be held in the fourth quarter. The decrease is also due to one less race in the nine months ended September 30, 1998 as compared to the same period in 1997. Finally, the decrease is also attributable to a slightly lower profit sharing portion of the Company's contract with ESPN due to having two less network events in 1998.

         Engine leases, rebuilds and wheel sales revenue for the nine months ended September 30, 1998 was $1.7 million. There is no corresponding revenue in the prior period as this revenue was earned by ARS, which was acquired in March 1998.

         Other revenue for the nine months ended September 30, 1998 was $5.9 million, an increase of $2.0 million, or 52%, from the same period in the prior year. The increase was due to an increase in net royalty revenues related to the Company's expanded licensed products venture and additional other revenues from ARS and Pro-Motion that did not exist in the same period in the prior year as they were not acquired until 1998. In addition, the increase is partially due to the Reorganization that was effective January 1, 1998. As part of the Reorganization, the Company now receives membership income from franchise members and is recognizing this income over the race season. This overall increase was partially offset by a decrease due to a change in accounting method for membership and credential revenue. In 1997, membership and credential revenue was recognized when the income was received, mainly in the first quarter. During 1998, the income is accrued over the race season to reflect this income as it is earned and to record these revenues at the time of recording corresponding expenses.

         Expenses. Total expenses for the nine months ended September 30, 1998 were $33.7 million, a decrease of $24.4 million, or 42%, from the same period in the prior year. This decrease was due to a decrease in race distributions, race expenses and compensation expense, partially offset by an increase in administrative and indirect expenses as described below.

         Race distributions for the nine months ended September 30, 1998 were $12.9 million, a decrease of $16.1 million, or 56%, from the same period in the prior year. This decrease is due to the Reorganization that was effective January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season.

         Race expenses for the nine months ended September 30, 1998 were $4.0 million, a decrease of $2.2 million, or 35%, from the same period in the prior year. This decrease is due to the Reorganization that was effective on January 1, 1998. In 1997, certain payments were made to franchise members that have been discontinued for the 1998 season. The decrease is partially offset by the increase in race expenses from ARS and Pro-Motion that were not included

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


in the same period in the prior year as these companies were acquired in 1998.

         Cost of engine rebuilds and wheel sales for the nine months ended September 30, 1998 were $522,000. There is no corresponding expense in the prior period as this expense is from ARS and BP, which were acquired in March 1998.

         Administrative and indirect expenses for the nine months ended September 30, 1998 were $15.9 million, an increase of $5.2 million, or 49%, from the same period in the prior year. This was primarily attributable to an increase in marketing and advertising, sales costs related to sponsor sales, development of a creative services department in 1998 and increased administrative expenses related to the Company's expanded licensed products venture. In addition, ARS and Pro-Motion administrative expenses contributed to the increase, as there are no corresponding expenses in the prior period since these companies were acquired in 1998.

         Compensation expense for the nine months ended September 30, 1998 was $0, a decrease of $12.2 million. This non-cash compensation expense related to the issuance of the Company's stock in 1997 to race teams at below fair market value. No such expense was incurred in the current year.

         Operating income for the nine months ended September 30, 1998 was $16.4 million, an increase of $34.9 million from the corresponding period in the prior year due to the factors described above.

         Interest income (net) for the nine months ended September 30, 1998 was $2.1 million, compared to interest income (net) of $321,000 for the corresponding period in the prior year. The increase of $1.8 million or 567% is primarily attributable to interest earned on the invested proceeds from the initial public offering that occurred in March 1998.

         Income tax expense for the nine months ended September 30, 1998 was $6.8 million, compared to income tax benefit of $3.0 million for the corresponding period in the prior year.

         Net income for the nine months ended September 30, 1998 was $11.8 million, an increase of $27.0 million, from the corresponding period in the prior year as a result of the factors described above.

         Comprehensive income for the nine months ended September 30, 1998 was $408,000, an increase of $408,000 from the corresponding period in the prior year as a result of unrealized gain on investments.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The revenues from any race in the CART Championship will significantly affect the Company's results of operations for a particular quarter. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in quarterly results and affect comparability.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied on cash flow from operations to finance working capital, investments and capital expenditures.

         The Company's bank borrowing with a commercial bank consists of a fixed rate installment note incurred in connection with the acquisition of a mobile medical unit that is transported to each North American race. The note bears interest at a rate of 8.25% per annum and matures on May 1, 2001. The note is secured by the Company's mobile medical unit. Interest is payable monthly. As of September 30, 1998, the current portion of this note was $130,000 and the long-term portion was $217,000.

         The Company also has a $1.5 million revolving line of credit with a commercial bank. As of September 30, 1998, there was no outstanding borrowing under the line of credit. The line of credit contains no covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by the Company's deposits with the bank.

         In March 1998, the Company sold 5,038,000 shares of its common stock in conjunction with its IPO. The initial offering price was $16.00 per share with proceeds to the Company of $74.9 million, net of underwriting discounts.

         The Company's cash balance on September 30, 1998 was $54.1 million, a net increase of $52.9 million from December 31, 1997. This increase was primarily the result of net cash provided by operations of $16.9 million and net financing activities of $73.2 million, which was offset by net cash used in investing activities of $37.2 million.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


YEAR 2000 COMPLIANCE

General
-------
The Year 2000 ("Y2K") compliance issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems.

Project
-------
The Company's Y2K project covers both traditional computer systems and infrastructure and computer-based hardware, such as fax machines, postage machines and phone systems. The Y2K project has six phases: Awareness, Assessment, Detailed Analysis and Planning for Upgrades and Testing, System Upgrades and Testing, Implementation, and Post Implementation. Work for phases I and II is proceeding concurrently. The Post Implementation Phase includes the Company's contingency plan where users will have developed fall back procedures, and be ready to implement, manual procedures for conduction of company business, record keeping, follow-up data entry and system recovery in the event of system failure.

Risks
-----
Based on its assessment of its major information technology systems, the Company expects that all necessary modifications and/or replacements will be completed in a timely manner to ensure that all systems are Y2K compliant. However, the Company does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance.

Interfaces with Third Parties
-----------------------------
The Company's Y2K project also considers the readiness of significant vendors and suppliers. The Company does not have any suppliers or vendors that are material to its operations as a whole. Contact with vendors and suppliers concerning their Y2K compliance is starting to commence.

Costs
-----
Total costs relating to Y2K compliance for the Company is expected to be approximately $35,000 to $50,000 and funded through the Company's normal operating budget. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.
             The following exhibits are filed herewith.

             EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
             --------------           ----------------------
                  27.1                Financial Data Schedule




    (b)  Reports on Form 8-K.
             The Company was not required to file a Form 8-K during the three months ended September 30, 1998.


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

                                         CHAMPIONSHIP AUTO RACING TEAMS, INC.


   Date:  11/9/98                               By: /s/RANDY K. DZIERZAWSKI
         -------------------------           --------------------------------
                                             Randy K. Dzierzawski
                                             Chief Financial Officer