Form 10-K405
period 1998-12-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 1999-03-19
CIK 1051825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO ________________.

                         COMMISSION FILE NUMBER 1-13925

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                              38-3389456
         (State or other jurisdiction of       (IRS Employer Identification No.)
         Incorporation or organization)

               755 West Big Beaver Rd., Suite 800, Troy, MI 48084
               (Address of principal executive offices) (Zip Code)

                                 (248) 362-8800
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

             Title of each class       Name of each exchange on which registered
         Common Stock, $.01 par value          New York Stock Exchange

         Securities registered pursuant to section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ X ]

On March 16, 1999, the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $257,626,314 based on a closing sales price on the NYSE of $29.00 per share.

At March 16, 1999, the Registrant had 15,171,666 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report.


                                           FORM 10-K TABLE OF CONTENTS


                                                                                                         PAGE
PART I
Item 1.           Business.......................................................................         4
Item 2.           Properties.....................................................................        21
Item 3.           Legal Proceedings..............................................................        21
Item 4.           Submission of Matters to a Vote of Security Holders............................        22

PART II
Item 5.           Market of the Registrant's Common Equity and Related Stockholder Matters               22
Item 6.           Selected Consolidated Financial Data...........................................        23
Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operation..................................................        25
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................        34
Item 8.           Financial Statements and Supplementary Data....................................        34
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure..................................................        34

PART III
Item 10.          Directors and Executive Officers of the Registrant.............................        34
Item 11.          Executive Compensation.........................................................        34
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................        34
Item 13.          Certain Relationships and Related Transactions.................................        35

PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................        35


SIGNATURES                                                                                               37

                                     PART I

ITEM 1: BUSINESS


THE REORGANIZATION

         Championship Auto Racing Teams, Inc. was formed in December 1997, as a Delaware corporation to serve as a holding company for CART, Inc., our racing entity, and its subsidiaries. In connection with a reorganization, we acquired all of the shares of CART, Inc. in exchange for our shares. The reorganization was completed in anticipation of, and to facilitate our initial public offering on March 10, 1998.

INTRODUCTION

         We own, operate and sanction the premier open-wheel motorsports series in North America--the CART Championship. We are responsible for organizing, marketing and staging each of the races in the CART Championship. With speeds of up to 240 miles per hour, and an average margin of victory during the 1998 race season of less than three seconds, CART open-wheel racing is the fastest form of closed-circuit auto racing available to motorsports audiences, providing intense excitement and competition. We also own and sanction the Indy Lights Championship and the Atlantic Championship, both development series for the CART Championship.

         The drivers and racing teams participating in CART racing events are among the most recognized names in motorsports, with marquee drivers including:

         o        Michael Andretti
         o        Al Unser Jr.
         o        Jimmy Vasser
         o        Paul Tracy
         o        Dario Franchitti
         o        Adrian Fernandez
         o        Bryan Herta
         o        Greg Moore

         The excitement and competition of CART racing also attracts well-known racing legends, business leaders and sports and entertainment personalities as team owners including:

         o        Chip Ganassi
         o        Carl Haas
         o        David Letterman
         o        Bruce McCaw
         o        Joe Montana
         o        Paul Newman
         o        U.E. "Pat" Patrick
         o        Walter Payton
         o        Roger Penske
         o        Bobby Rahal

         Major sponsors of the CART Championship include:

         o        Federal Express and PPG Industries as the co-series sponsors
         o        MCI

         o        Budweiser
         o        Mercedes-Benz
         o        Honda
         o        Craftsman
         o        Motorola
         o        Parke-Davis

In addition, other Fortune 500 companies sponsor particular race teams and events.

         Open-wheel racing is the oldest continually scheduled motorsports competition in the world, tracing its history to 1904. The 1999 CART Championship will include 20 races staged in five countries:

         o        United States
         o        Canada
         o        Australia
         o        Brazil
         o        Japan

         Two new races were added in 1998, one in Motegi, Japan and one in Houston, Texas. For the 1999 season, we added an additional series event in Chicago, Illinois and will sanction a non-series event in Oahu, Hawaii. We conduct our races on four different types of tracks, requiring teams and drivers competing for the CART Championship to employ a variety of skills to master different courses. Each race weekend in the CART Championship is an "event" offering spectators the opportunity to enjoy a CART race, as well as a full weekend of motorsports related entertainment. Most of our events include additional races, such as events in the Indy Lights Championship or the Atlantic Championship, practice and qualifying rounds for all racing events, and automotive and general entertainment demonstrations and displays. Race weekends provide corporate sponsors and other businesses the opportunity to entertain their customers and employees through hospitality areas and other activities.

         We derive our revenues from five primary sources:

         o        sanction fees paid by track promoters
         o        corporate sponsorship fees
         o        television revenues
         o        engine leases and rebuilds
         o        licensing royalties

         Our revenues have increased during the last four years from $25.0 million in 1994 to $62.5 million in 1998.

         We were incorporated in Delaware in December 1997. Our principal executive office is located at 755 West Big Beaver Road, Suite 800, Troy, Michigan 48084, and our telephone number is (248) 362-8800.

INDUSTRY OVERVIEW

         TYPES OF AUTO RACING. Auto racing consists of several distinct categories, each with its own organizing body and racing events.
Internationally, the most recognized form of auto racing is open-wheel racing, utilizing an aerodynamically designed chassis and technologically advanced equipment. The most established open-wheel racing series are:

         o        Formula One
         o        CART Championship
         o        Indy Racing League
         o        Formula 3000
         o        Indy Lights Championship
         o        Atlantic Championship

         o FORMULA ONE. The Formula One World Championship was founded in 1950. The Federation Internationale de L'Automobile sanctions Formula One World Championship events consisting of open-wheel races on road courses in Europe, South America, Asia, Canada, and Australia. The 1999 season will include 16 races. The 1998 Formula One calendar included 15 events in 13 different countries.

         o CART. The CART Championship started in 1978 and is the premier open-wheel motorsports series in North America. The CART Championship is sanctioned by CART and will include 20 races this year. The 1998 season included 19 races. CART events are staged on four different types of tracks:

                  -  superspeedways
                  -  ovals
                  -  temporary street courses
                  -  permanent road courses

         Superspeedways are banked ovals of two miles or more in distance. Oval tracks are closed circuits, less than two miles in distance, which are often "banked" at varying angles. Temporary street courses are typically built on closed-off downtown streets of major cities, but can also be built on airport runways or similar facilities that have a primary purpose other than as a motorsports venue. Permanent road courses are raceways built solely for motorsports racing and are designed with varying turns, straight-aways and elevation changes to simulate driving on a road.

         Racing on different types of tracks requires teams and drivers to employ a variety of skills to master different courses to compete for the CART Championship.

         o IRL. The IRL was formed as a rival United States open-wheel racing series, competing with CART and began racing in 1996. The IRL sanctions its own events. The IRL's events are staged solely on oval courses and will include 11 races this year. The IRL's 1998 season consisted of 11 races, including the Indianapolis 500.

         o FORMULA 3000. The FIA sanctions the International Formula 3000 Championship. The championship season covers Europe between April and September in a twelve race series. Success in Formula 3000 has been the stepping stone for many drivers into Formula One.

         o INDY LIGHTS CHAMPIONSHIP. We sanction the Indy Lights Championship and have designated it as the "Official Development Series of the CART Championship." Similar to CART, the Indy Lights Championship is staged on four different types of tracks. The Indy Lights Championship consisted of 14 races during the 1998 season in the United States and Canada, with 13 events run in conjunction with CART events and one stand alone race.

         o ATLANTIC CHAMPIONSHIP. We also sanction the Atlantic Championship. The Atlantic Championship is also a stepping stone to a career in international motorsports competition. The 1998 Atlantic Championship consisted of 12 races in the United States and Canada, with 10 events held in conjunction with CART events, one race with an Indy Lights race and another race as a support series to a Formula One race in Montreal, Canada.

         The largest auto racing category in the United States, in terms of attendance, media exposure and sponsorships, is stock car racing. Stock car racing utilizes equipment similar in appearance to standard passenger automobiles and races are typically staged on oval courses. The most prominent organizing body in stock car racing is NASCAR. Drag racing typically involves short sprint races on a straight-line drag strip. The National Hot Rod Association is the most prominent organizing body in drag racing. Other, less prominent, racing segments include various types of sports car racing and club racing.

         o NASCAR. Professional stock car racing developed in the Southeastern United States in the 1930s, and NASCAR has been influential in the growth and development of the sport. NASCAR is the most recognized sanctioning body of professional stock car racing in North America, supervising the Winston Cup and Busch Grand National stock car race series. The 1998 Winston Cup and Busch Grand National race series included 33 and 31 races, respectively; all of which were held in the United States, with two exhibition events in Japan.

         o OTHER SANCTIONING BODIES. Sports car races are held on road courses and temporary street circuits throughout the United States and are sanctioned by SCCA and PSCR. The NHRA sanctions drag races in the United States. ARCA sanctions stock car races that are less prominent than those sanctioned by NASCAR.

         Motorsports events are generally heavily promoted, with a number of supporting events surrounding the main race event. Examples of supporting events include:

         o        qualifying trials
         o        secondary racing events
         o        driver autograph sessions
         o        automobile and product expositions
         o        catered parties

         These events are all designed to maximize the spectators' entertainment experience and enhance the value of the sponsorship experience.

         PARTICIPANTS.  The primary participants in motorsports are:

         o        spectators
         o        corporate sponsors
         o        track owners/race promoters
         o        drivers
         o        team owners
         o        sanctioning bodies

         SPECTATORS. After soccer, motorsports is the most watched sport worldwide. Motorsports is among the fastest growing spectator sports in the United States. Total attendance at all motorsports events in the United States in 1998 exceeded 16.8 million people. During 1998, approximately 2.5 million people attended CART events. CART races were also televised in 195 countries in 1997, with aggregate television audiences approaching 1 billion viewers.

         CORPORATE SPONSORS. Corporate sponsors are drawn to motorsports by the large number of spectators and television viewers and their attractive demographics. Corporate sponsors are active in all phases of the industry. We believe that the demographic profile of our growing spectator base has considerable appeal to sponsors, track owners, television networks and advertisers. The mean household income of our spectators is estimated to be $55,600, compared to $47,000 for an average United States household. We believe that the spectators are loyal to motorsports and to its corporate sponsors. In addition to sponsoring the various racing series, corporate sponsors support drivers and teams by funding certain costs of their operations, and race promoters and track owners by sponsoring and promoting specific events. In return, corporate sponsors receive advertising exposure on television and radio, through newspapers and in printed materials. Corporate sponsors also receive advertising, promotional and hospitality benefits at the track during the race weekend. Finally, corporate sponsors benefit from the attractive values of the high-speed, high technology competition that we provide. These values can be used to add new values and points of difference to each sponsor's brands. Companies negotiate sponsorship arrangements based on factors including a series' or event's audience size, spectator demographics and a team's racing success.

         TRACK OWNERS/RACE PROMOTERS. Race promoters, which include track owners, government organizations and other groups, pay a fee to have an event sanctioned at their race venue. Race promoters are responsible for the local marketing and promotion of the event.
Their revenue sources generally include:

         o        admissions
         o        sponsorships
         o corporate hospitality (suites, chalets and tents for race viewing and other amenities)
         o        advertising
         o        concessions and souvenir sales

         DRIVERS. A majority of drivers contract independently with team owners, while select drivers own their own teams. Principally, drivers receive income from contracts with team owners, sponsorship fees and prize money. Successful drivers may also receive income from personal endorsement fees, sales of licensed merchandise and souvenir sales. The personality and success of a driver can be an important marketing advantage for the sanctioning body and team owners, because it can help attract audiences, corporate sponsorships and generate sales for licensed merchandise.

         TEAM OWNERS. In most instances, team owners underwrite the financial risk of placing their teams in competition. They contract with drivers, acquire racing vehicles and support equipment, employ pit crews and mechanics and syndicate sponsorship of their teams. Team owners generally receive income primarily from sponsorships and a percentage of prize money won.

         SANCTIONING BODIES. Sanctioning bodies such as us sanction events at various race venues in exchange for fees from race promoters. Sanctioning bodies are responsible for all aspects of race management necessary to "manufacture" the race event. They are responsible for presenting racing cars, drivers, and teams and providing race officials to ensure fair competition, as well as providing the race and series' purses and other prize payments.

         The Federation Internationale de l'Automobile (the "FIA"), based in Paris, France, is the worldwide governing body for auto racing, with "national sporting authority" members in more than 100 countries. The FIA's United States national sporting authority is the Automobile Competition Committee of the United States (ACCUS). It in turn is made up of seven member-sanctioning organizations:

         o        CART
         o        NASCAR
         o        United States Auto Club ("USAC")
         o        Professional Sports Car Racing ("PSCR")

         o        National Hot Rod Association ("NHRA")
         o        Sports Car Club of America ("SCCA")
         o        Indy Racing League ("IRL")

GROWTH STRATEGY

         Our growth strategy is to increase revenues and net income by expanding the worldwide audience for CART racing. We intend to build brand awareness by capitalizing on the thrill and excitement of CART racing as well as our position as a premier open-wheel racing series. We believe that these factors will provide us with opportunities for increased overall:

         o        sanction fees
         o        corporate sponsorship fees
         o        television revenues
         o        royalties

We intend to implement our growth strategy by:

         o INCREASING MARKET PENETRATION IN THE UNITED STATES. We will continue to develop our race schedule in key markets in the United States. As part of our plan, we will sanction a race in Chicago, Illinois during the 1999 season. Because our races are conducted on superspeedways, ovals, temporary street courses and permanent road courses, we believe we have great flexibility in selecting future race venues.

         o EXPAND INTERNATIONAL AUDIENCE. We believe that the world market for motorsports is predisposed to CART's style of exciting, competitive, open-wheel racing. The CART Championship spanned five countries in four continents in 1998, with events in the United States, Canada, Australia, Brazil and Japan. We typically receive higher sanction fees from the race promoters of international race events. Our management continues to explore additional opportunities to export our high-value, American racing product throughout the world and to include more international-based sponsors for the CART Championship and our race teams.

         o EXPAND MEDIA EXPOSURE. We plan to expand our overall television presence on a worldwide basis. The acquisition of Indylights and the Atlantics series, plus the addition of a new race in Chicago, results in our company being the rights owner for over 85 hours of high quality motorsports programming. We intend to build the worldwide distribution base for all three race series in the future. In the United States, we will focus on improving our television ratings on both network and cable and on developing race programming focused on new audiences for the sport.

                  We will continue to expand press coverage for all three series
         - an area where we achieved substantial growth in 1998.

                  We will re-launch our successful web site CART.com. During 1998, we added E-Commerce and a business section to CART.com, and in 1999, we will re-launch the entire site with a new look and presentation that will increase the immersive experience for visitors.

         o INCREASE LICENSING OPPORTUNITIES. We will continue to seek out opportunities to bring our brand to a broader market. We can provide "one stop shopping" for potential licensees for our servicemarks and trademarks, as well as for participating race teams, drivers and tracks. This integrated approach allows licensees and retailers to work with a single licensing entity rather than negotiating with the fragmented licensing environment found in other sports.

         o ACQUIRE AND DEVELOP RELATED BUSINESSES AND PROPERTIES. We will selectively pursue opportunities to acquire and apply our brand name to other race-related businesses and properties. We expect to vertically integrate certain support-racing series to develop future racing talent in the United States. We are also seeking opportunities to acquire and develop race experience products which will provide potential and existing race fans with an affordable and accessible opportunity to experience the sport. These may include opportunities such as:

                      -  Simulation or virtual reality products
                      -  Indoor kart racing centers
                      -  Race schools

         As the first step in this strategy, in 1998 we acquired American Racing Series ("ARS"), which operates Indy Lights, and BP Automotive ("BP"), which provides certain equipment to the participants of Indy Lights, as well as Pro-Motion Agency which operates the Atlantic Championship series.

THE CART ADVANTAGE

         The drivers, cars, venues and fans provide us with a world class product for audiences and sponsors.

         THE DRIVERS. The diversity of our drivers adds to our worldwide appeal. In 1998, 24 of the 34 drivers who competed in at least one of our race events were born outside of the United States. In total, these drivers represented 11 different countries.

         THE CARS. The cars are developed by a variety of different chassis manufacturers:

         o        Reynard
         o        Swift
         o        Eagle
         o        Lola
         o        Penske

These high-tech racecars are powered by state-of-the-art engines from:

         o        Mercedes-Benz
         o        Honda
         o        Ford
         o        Toyota

The cars ride on tires provided by Firestone and Goodyear.

         THE VENUES. CART races are conducted on four different types of tracks:

         o        superspeedways
         o        ovals
         o        temporary street courses
         o        permanent road courses

The variety of tracks require different set-ups for chassis, engines and tires, requiring drivers and teams to adapt to the various courses.

         THE FANS. The primary means for a fan to interface with the CART Championship is through direct attendance at events or by television viewership. Our spectators are demographically attractive to sponsors and advertisers. They are generally young individuals with education and income levels above the U.S. national average. This makes sponsorship of CART, our teams and events an attractive advertising and promotional investment. Our television audience, while closer to the national average for household income, encompasses an above average proportion of males in the 25 to 54 age group. This is an attractive demographic for advertisers since this age group tends to watch less television than the average American. In the United States, CART's television ratings have declined in recent years and mirror the overall decline in television ratings for sports events in the United States. A positive factor going forward in 1999 is that CART will broadcast a record 13 of its 20 races via network television. The balance of the races can be viewed on ESPN.

CART HISTORY

         CART-style, open-wheel racing stands as the longest continually scheduled major motorsports championship in the world, dating back to the early 1900s. The first American automobile race took place in 1895, and the American Automobile Association began sanctioning major races in 1904. The AAA sanctioned races through the 1955 season at which time USAC became the official sanctioning body.

         In the 1970s, race team owners became increasingly concerned about escalating costs, lack of promotional activities and concentration solely on the Indianapolis 500. As a result, in November 1978, a group of 18 of the 21 team owners left USAC to form CART and the CART Championship. The group included teams owners who desired greater participation in the rule-making and administrative processes concerning open-wheel racing in the United States. In its 1979 inaugural season, CART staged 13 races. PPG Industries became the title sponsor of our Championship late in that inaugural year, and we crowned Rick Mears as our first champion.

         Since Mears' victory in the inaugural season, CART has had many other memorable champions including:

         o        Al Unser, Sr.
         o        Johnny Rutherford
         o        Mario Andretti
         o        Danny Sullivan
         o        Emerson Fittipaldi
         o        Al Unser, Jr.
         o        Michael Andretti
         o        Bobby Rahal
         o        Nigel Mansell
         o        Jacques Villeneuve
         o        Jimmy Vasser
         o        Alex Zanardi

         Competitive, close racing is the hallmark of CART. In 1991, we had six different winners in the first six races. In 1993, we had six different race winners and 13 different podium finishers. The 1994 through 1998 race seasons were equally competitive. In 1998, we had seven different winners, including first-time victories in the CART Championship for Dario Franchitti and Bryan Herta.

         Due to starting position reservations and changes to equipment specifications, CART teams have generally not competed in the Indianapolis 500 since 1995. Although the IRL removed starting position reservations after the 1997 Indianapolis 500, CART teams do not participate in the Indianapolis 500. We continue to evaluate opportunities for an accommodation with the Indianapolis Motor Speedway, but we can not assure you that a resolution will be reached or of the timing of any such resolution. We are unable to predict what effect, if any, the continued non-participation by CART teams at the Indianapolis 500 will have on our future results.

Since 1995, we have added races in the United States in:

         o        Homestead, Florida
         o        Madison, Illinois
         o        Fontana, California
         o        Houston, Texas

Internationally, we added a race in Rio de Janeiro, Brazil in 1996 and Motegi, Japan in 1998. We have scheduled a new race in Chicago, Illinois for 1999.

In 1999, our races will serve the important United States markets of:

         o        Miami
         o        St. Louis
         o        Los Angeles
         o        Houston
         o        Chicago

         In addition, a non-championship series event has been added to the 1999 schedule. The Hawaiian Super Prix will be held on the island of Oahu in November 1999. The Hawaiian Super Prix will feature the largest single-day payout in the history of motorsports, $10 million, with $5 million going to the winner. The top 12 finishers in the CART Championship, as well as four additional drivers to be selected by the promoter, will compete for this record payout. Showtime will provide television coverage on a pay-per-view basis in the United States.

FRANCHISE SYSTEM AND RACE TEAMS

         We have operated CART as a "franchise system" since 1984. We offered franchises for each competing car, with owners limited to a maximum of two franchise memberships. The number of franchises we have awarded has varied, but we have never awarded more than 25 franchises. To become a CART franchise member, a race team must have competed in all CART events for the prior race year and be one of the 24 highest placed teams, based on points received from competition.

         The participation of race teams is critical to our ongoing success. Our franchise system is the only race governing system to offer teams direct input into race scheduling, rules and other racing activities. We believe that the franchise system is a significant factor in encouraging entities who are interested in auto racing to participate in our sanctioned events.

         Prior to our becoming a public company, CART, Inc. was managed by a board of directors composed of race team participants. We refer to this as the franchise board. Each franchise owner was entitled to designate a member to the franchise board. In addition, we paid certain benefits to franchise owners, including reimbursement of travel expenses on a per race basis, directors fees and other race-related expenses. The franchise and the stock were not transferable without the approval of the franchise board and were subject to redemption.

         Following our initial public offering, we have continued the franchise system but without awarding any additional equity ownership in CART. Rather, the 24 race teams which have met participation requirements and have the highest total of points from the prior season are permitted to designate a member to the franchise board. The franchise board manages and oversees all racing-related activities and makes all decisions with respect to specifications for engines and chassis, race and venue participation, rules and related matters.

INDY LIGHTS CHAMPIONSHIP

         On March 13, 1998, we acquired 100% of the outstanding common stock of ARS and certain assets of BP. ARS operates the Indy Lights Championship series and BP supplies certain equipment to the participants.

         CART racing team owner and founding member, U.E. "Pat" Patrick, formed the Indy Lights Championship in 1986 as a series in which team owners could discover and develop the next generation of CART talent. Mr. Patrick designed Indy Lights to emphasize driver and team talent, while reducing any advantage gained through large monetary expenditures for equipment and technology. By restricting competition to a single chassis design, powered by identical, sealed engines and running a single brand of tires, Indy Lights offers a series in which costs can be carefully controlled, creating a level playing field for drivers, team managers and engineers.

         We have designated the Indy Lights Championship the "Official Development Series of the CART Championship," and we sanction its race events. During the 1998 season, a record nine different drivers, representing seven different race teams and six different countries, won races, making 1998 one of the most competitive seasons in the series' history. During 1998, the series had a total of 32 drivers, representing 13 countries, competing in at least one race in the Indy Lights Championship. Graduates from the Indy Lights Championship who have competed in the CART Championship include drivers:

         o        Paul Tracy
         o        Bryan Herta
         o        Greg Moore
         o        Andre Ribeiro
         o        Adrian Fernandez
         o        Tony Kanaan
         o        Helio Castro-Neves
         o        Cristiano da Matta
         o        Naoki Hattori
         o        Shigeaki Hattori

In 1998, four CART team owners, Steve Horne (Tasman Motorsports Group), Bruce McCaw (PacWest Racing), Barry Green (Team KOOL Green) and Bobby Rahal (Team Rahal), also had teams competing in the Indy Lights Championship.

         Similar to the CART Championship, we stage the Indy Lights Championship races on four different types of tracks. At certain venues we receive a sanction fee from the promoter for staging the Indy Lights event. We believe that the Indy Lights Championship can create significant revenue growth for us through:

          o        packaged sponsorships with our other race series
          o        extending our efforts to integrate category sponsorship
          o additional sanction fees for "stand alone" Indy Lights events, both in the United States and overseas

With the growth and popularity of the series, we believe that Indy Lights will play a significant role in our future revenue growth.

ATLANTIC CHAMPIONSHIP

         On April 10, 1998, we acquired 100% of the outstanding common stock of Pro-Motion Agency. Pro-Motion Agency operates the Atlantic Championship open-wheel series, a support series to CART.

         The Atlantic Championship has a rich history of providing a stepping stone to a career in international motorsports competition. Graduates from the Atlantic Championship and its predecessors include drivers:

         o        Bobby Rahal
         o        Jimmy Vasser
         o        Michael Andretti
         o        Richie Hearn
         o        Patrick Carpentier
         o        Alex Barron

         In 1989, Toyota Motor Sales, USA joined the series as title sponsor, creating the Toyota Atlantic Championship. With the introduction of the race-tuned Toyota 4A-GE engine, Toyota along with their partner, TRD, USA, Inc. set the standard for Atlantic competition worldwide. The Yokohama Tire Corporation also joined the series in 1989 as an associate sponsor and tire supplier to the series. In 1997, KOOL entered the series as co-title sponsor with Toyota.

SANCTION FEES

         For each race in the CART Championship, we enter into a multi-year sanction agreement with the promoter, which provides for payment of a sanction fee to CART. For the year ended December 31, 1997, promoters paid us sanction fees of approximately $24.2 million, averaging $1.4 million per event and representing approximately 59% of our total revenues. For the year ended December 31, 1998, promoters paid us sanction fees of approximately $30.4 million, an average of $1.6 million per event, representing approximately 49% of our revenues.

         International events typically have higher sanction fees than events in North America. So, as we have expanded internationally, our average sanction fee has increased. Additionally, as we grow our sport, the opportunity to grow our sanction fees may rise both by increases in sanction fees to reflect increased value and by the inclusion of new international and domestic race venues. We also believe that the popularity of the CART Championship will provide additional domestic and international race venues willing to pay sanction fees higher than our current average sanction fee.

RACING EVENTS

         When staging a CART event, we provide all aspects of race management necessary to "manufacture" the race event, including the required expertise and personnel. We provide these race management services to track promoters in exchange for the sanction fee.

         As competition, support and interest in the CART Championship have increased, we have increased the number of events we stage each race season. The 1979 CART Championship was comprised of 13 race events. In 1998, we managed 19 races - 14 in the United States, two in Canada and one each in Australia, Brazil and Japan. These races included:

         o        two superspeedway races
         o        six oval races
         o        seven temporary street course races
         o        four permanent road course races

The 1999 CART Championship will be comprised of 20 races in five different countries. In 1999, we will stage a new race in Chicago, Illinois on a one-mile oval at the Chicago Motor Speedway.

         In 1998, the Indy Lights Championship was comprised of 14 races. Of the 14 races, 13 were held in conjunction with CART events, and one race was a "stand alone" event. In 1999, the Indy Lights Championship will include 12 races, all held in conjunction with CART events.

         In 1998, the Atlantic Championship was comprised of 13 races. Of the 13 races, 11 were held in conjunction with CART events and two were "stand alone" events. In 1999, the Atlantic Championship will consist of 12 races, two of which will be "stand alone" events.

         In the following table, we have provided the locations and venues for the 1999 CART Championship, Indy Lights Championship and Atlantic Championship, as well as the event dates for the 1999 seasons and a description of the racing circuit:



                                                      CART      INDY
                                                  EVENT DATES   LIGHTS    ATLANTIC
                      LOCATION                        1999      RACE      RACE     TRACK DESCRIPTION
                      --------                        ----      ----      ----     -----------------
Homestead, Florida                                  3/21       Yes        No       1.5 mile oval
  Metro-Dade Homestead Motorsports Complex
Motegi, Japan                                       4/10        No        No       1.5 mile oval
  Twin Ring
Long Beach, California                              4/18       Yes        Yes      1.6 mile temporary street course
  Long Beach
Nazareth, Pennsylvania                               5/2       Yes        Yes      1.0 mile tri-oval
  Nazareth Speedway
Rio de Janeiro, Brazil                              5/15        No        No       1.8 mile oval
  Emerson Fittipaldi Speedway at
  Nelson Piquet International Raceway
Madison, Illinois                                   5/29        No        Yes      1.3 mile banked oval
  Gateway International Raceway
West Allis, Wisconsin                                6/6       Yes        Yes      1.0 mile oval
  The Milwaukee Mile
Portland, Oregon                                    6/20       Yes        No       2.0 mile permanent road course
  Portland International Raceway
Cleveland, Ohio                                     6/27       Yes        No       2.4 mile temporary street course
  Burke Lakefront Airport
Elkhart, Wisconsin                                  7/11        No        Yes      4.0 mile permanent road course
  Road America
Toronto, Ontario, Canada                            7/18       Yes        No       1.8 mile temporary street course
  Toronto
Brooklyn, Michigan                                  7/25       Yes        No       2.0 mile tri-oval superspeedway
  Michigan International Speedway
Detroit, Michigan                                    8/8       Yes        No       2.1 mile temporary street course
  The Raceway on Belle Isle
Lexington, Ohio                                     8/15        No        Yes      2.3 permanent road course
  Mid-Ohio Sports Car Course
Chicago, Illinois (1)                               8/22       Yes        Yes      1.0 mile oval
  Chicago Motor Speedway
Vancouver, British Columbia, Canada                  9/5        No        Yes      1.7 mile temporary street course
  Vancouver
Monterey, California                                9/12       Yes        Yes      2.2 mile permanent road course
  Laguna Seca Raceway
Houston, Texas                                      9/26        No        Yes      1.7 mile temporary street course
  Houston
Gold Coast, Queensland, Australia                  10/17        No        No       2.8 mile temporary street course
  Surfers Paradise, Queensland
Fontana, California                                10/31       Yes        No       2.0 mile banked oval superspeedway
  California Speedway
Montreal, Quebec, Canada (6/12)                       --        --        Yes      2.7 mile temporary street course
  Gilles-Villeneuve Circut
Trois-Rivieres, Quebec, Canada (8/1)                  --        --        Yes      2.1 mile temporary street course
  Trois-Rivieres


(1)      Added to race schedule for 1999.

          A post-season invitational event will be held in Hawaii on November 13, 1999. The Hawaiian Super Prix is not part of the Championship series. The event is open to the top 12 finishers of the CART Championship, as well as 4 additional drivers to be selected by the promoter. The Hawaiian Super Prix will be held at Barbers Point Airport, outside of Honolulu, on the island of Oahu.

DRIVERS

         During the 1998 season, 34 drivers competed in at least one of the CART race events, including past champions:

         o        Michael Andretti
         o        Bobby Rahal
         o        Al Unser, Jr.
         o        Jimmy Vasser
         o        Alex Zanardi

         In the following table, we have provided information regarding each of the drivers who are expected to participate in the 1999 CART Championship:



DRIVER                           BIRTH PLACE                                         1999 RACE TEAM
------                           -----------                                         ----------------
MICHAEL ANDRETTI*                Bethlehem, Pennsylvania                             Newman/Haas Racing
Alex Barron                      San Diego, California                               All American Racers
Mark Blundell                    Barnet, Hertforshire, England                       PacWest Racing Group
Raul Roesel                      Curitiba, Brazil                                    Team KOOL Green
Patrick Carpentier               Ville Lasalle, Quebec, Canada                       Player's Forsythe Racing
Helio Castro-Neves               Sao Paulo, Brazil                                   Hogan Racing
Cristiano da Matta               Bela Harizonte, Brazil                              Arciero-Wells Racing
Gil de Ferran                    Paris, France                                       Walker Racing
Adrian Fernandez                 Mexico City, Mexico                                 Patrick Racing
Christian Fittipaldi             Sao Paulo, Brazil                                   Newman/Haas Racing
Dario Franchitti                 Edinburgh, Scotland                                 Team KOOL Green
Robby Gordon                     Cerritos, California                                Team Gordon
Mauricio Gugelmin                Joinville, Brazil                                   PacWest Racing Group
Naoki Hattori                    Mie Presecture, Japan                               Walker Racing
Shigeaki Hattori                 Okayma, Japan                                       Bettenhausen Motorsports
Richie Hearn                     Glendale, California                                Della Penna Motorsports
Bryan Herta                      Warren, Michigan                                    Team Rahal
PJ Jones                         Torrance, California                                Patrick Racing
Michel Jourdain, Jr.             Mexico City, Mexico                                 Payton/Coyne Racing
Tony Kanaan                      Salvador, Bahia, Brazil                             Forsythe Championship Racing
Tarso Marques                    Curitiba, Brazil                                    Payton/Coyne Racing
Hidishi Matsuda                  Kochi-ken, Japan                                    Della Penna Motorsports
Juan Montoya                     Bogota, Columbia                                    Target/Chip Ganassi Racing
Greg Moore                       British Columbia, Canada                            Player's Forsythe Racing
Max Papis                        Como, Italy                                         Team Rahal
Scott Pruett                     Sacramento, California                              Arciero-Wells Racing
Andre Ribeiro                    Sao Paulo, Brazil                                   Marlboro Team Penske
Paul Tracy                       Scarborough, Ontario, Canada                        Team KOOL Green
AL UNSER JR.*                    Albuquerque, New Mexico                             Marlboro Team Penske
JIMMY VASSER*                    Canoga Park, California                             Target/Chip Ganassi Racing
Dennis Vitolo                    Massapequa, New York                                Payton/Coyne Racing

*  Indicates past champion of the CART Championship.

CORPORATE SPONSORS

         We receive sponsorship revenues pursuant to sponsorship contracts. In exchange for sponsorship revenues, we provide our sponsors the opportunity to receive brand and product exposure. For the year ended December 31, 1997, we received sponsorship revenues of approximately $7.2 million, representing approximately 17% of our total revenues. For the year ended December 31, 1998, we received sponsorship revenues of approximately $16.4 million, representing approximately 26% of our total revenues.

         We believe that as we expand the audience for our events, we will see a corresponding increase in sponsorship opportunities and sponsorship revenues. In addition, we have taken a different approach to selling sponsorship from other motorsports organizations by integrating the rights of the sanctioning body and the race tracks. This approach provides series-wide exclusivity and a centralized sponsorship program which increases the value and appeal of the sponsorship opportunity. MCI was the first such integrated sponsor, becoming the Official Communications Company in 1997. Federal Express also became an integrated sponsor as our official co-series sponsor in 1998.

         Beginning with the 1998 race season, Federal Express became the co-series sponsor of the CART Championship, which has been officially designated the "FedEx Championship Series." Under our agreement, Federal Express acquired a comprehensive range of marketing benefits, as well as opportunities to supply services to CART, our teams and our race promoters. A significant feature of this sponsorship arrangement is the combination of the marketing rights of both CART and our race promoters to provide an exclusive sponsorship involvement through the entire CART Championship. PPG Industries, our long-time title sponsor, continues to be involved as a co-series sponsor of the series and continues to be the name sponsor of the CART Championship winner's trophy--the "PPG Cup." PPG also continues with its successful pace car program at each race event.

         In June 1998, we entered into a nine-year agreement with ISL Worldwide. Under the agreement, we appointed ISL as our exclusive worldwide marketing agent for the sale of all sponsorships of our open wheel racing series, including:

         o        the CART Championship
         o        the Indy Lights Championship
         o        the Atlantic Championship

         We have listed below some of our most significant sponsors for the 1999 CART Championship:


                                                                                          YEARS AS
SPONSOR                                 OFFICIAL DESIGNATION                               SPONSOR
-------                                 --------------------                              ---------
Federal Express                         Official Co-Series Sponsor                               1
PPG Industries                          Official Co-Series Sponsor                              19
MCI Telecommunications                  Official Communications Company                          2
Budweiser                               Official Beer                                            4
Craftsman Tools                         Official Hand Tools                                      4
Featherlite Trailers and
   Vantare Coach                        Official Trailer and Coach                               4
Ford SVO Technology                     Official Safety Technology Provider                      2
Holmatro Official Rescue Tool           Official Rescue Tool                                     7
Honda Motorcycles                       Official Motorcycle                                      3
Honda Power Equipment                   Official Power Equipment                                 3


K&K Insurance                                    Official Insurance Provider                                          5
Mercedes-Benz                                    Official Car                                                         4
Racing Radios                                    Official Two-Way Radio                                               9
Omega    Official Watch and Timekeeper           2
Toyota Trucks                                    Official Truck                                                       3
The Valvoline Company                            Official Fuel and Oil                                               19



         In addition to the sponsors listed above, we have entered into various sponsorship agreements with other companies which supply us with products and services. Official sponsors of the CART Championship pay money and provide products and services to us in return for being designated as an official sponsor. The payment obligations, as well as the amount of advertising exposure and other benefits, vary significantly among sponsors based on the negotiated terms of each sponsorship agreement. No sponsorship agreement provided more than 10% of our revenues during 1996, 1997 or 1998.

ATTENDANCE, VIEWERSHIP AND BROADCAST RIGHTS

         ATTENDANCE. CART spectator attendance has grown dramatically in the 1990s, with more than a 40% increase from 1991 to 1998, based upon figures compiled by Goodyear Tire & Rubber Co. Race Reports. Average attendance per event declined in 1998 due in large part to the number of races effected by adverse weather conditions. In the following table, we have provided attendance information for CART events, based upon the Goodyear Race Reports. The figures do not include attendance at the Indianapolis 500, which was not a CART-sanctioned event.


                             1991       1992          1993        1994        1995        1996       1997         1998
                             ----       ----          ----        ----        ----        ----       ----         ----

Total Attendance
  at CART Events           1,803,601   1,890,327    1,964,180  2,015,417   2,259,751    2,366,440   2,491,050   2,529,995
Number of Race Events             16          15           15         15          16           16          17          19
Average Attendance
  per Event                  112,725     126,022      130,945    134,361     141,234      147,902     146,532     133,158
Total Attendance
  Percentage Change             0.1%        4.8%         3.9%       2.6%       12.1%         4.7%        5.3%        1.6%


         VIEWERSHIP. In addition to the spectators at our race events, millions of people around the world watch CART racing on television. According to the Nielsen Season Summary for 1998, an aggregate of 23.9 million gross United States households were delivered for the CART races, with gross United States viewership of approximately 31.5 million. Our races are televised in 195 countries and territories through terrestrial and satellite broadcasts, in 19 languages. Based upon an independent study conducted by Sponsorship Research International, the 1997 CART Championship had an average of 58 million viewers per race with cumulative worldwide viewership of 981.8 million.

         BROADCAST RIGHTS. In 1994, we entered into a long-term agreement with ESPN, which was amended in 1996 to extend through 2001. Under the agreement, ESPN provides broadcast coverage of each CART Championship race, with at least 50% of the races each year to be broadcast on one of the three major broadcast networks - ABC, CBS or NBC. In 1999, a record 13 races will be broadcast on network television. Our agreement with ESPN states that we receive 50% of the net profits received by ESPN for distribution of the race programs, with an escalating minimum guarantee provision.

         We retained the television rights for Brazil, Canada and Australia. We entered into exclusive agreements with:

         o Fittipaldi U.S.A., Inc. to provide television broadcasts in Brazil of our race events through the 2002 race season

         o Molstar for the distribution of television broadcasts in Canada through the 2001 race season

         o Gold Coast Motor Events for the distribution of television broadcasts in Australia through the 2000 race season

 None of these three agreements represent a material amount of revenue for us.

CART LICENSED PRODUCTS

         As a part of our initiative to increase CART's brand awareness and increase licensing opportunities, we formed CART Licensed Products, L.P. ("CLP") in 1996. CLP is a Georgia limited partnership. We own a 55% interest in CLP. The remaining 45% interest is owned by Top Gear, Inc., a company owned by Mr. Robert
E. Hollander, who until January 1999 was president of CLP. We have a right to acquire Top Gear's ownership interest and are currently negotiating with Mr. Hollander to do so.

         CLP pays approximately 60% of the royalties it receives to the owners of the licensed property, including CART. The remaining 40% of revenues are used to fund the operations of CLP.

         CLP has executed licensing agreements with 36 companies including:

         o        Action Performance
         o        Microsoft
         o        Sony
         o        Sega
         o        Antigua
         o        Warner Brothers
         o        VIA Marketing

 None of the licensing agreements are material to our financial results.

COMPETITION

         Our racing events compete not only with other sports and recreational events scheduled on the same dates, but also with racing events sanctioned by various other racing bodies such as the:

         o        Federation Internationale de L'Automobile
         o        National Association for Stock Car Auto Racing
         o        Indy Racing League
         o        United States Auto Club
         o        National Hot Rod Association
         o        Sports Car Club of America
         o        Professional Sports Car Racing
         o        Automobile Racing Club of America

Racing events sanctioned by other organizations are often held on the same dates as CART events, at separate tracks, and compete for corporate sponsorship, attendance as well as television viewership. In addition, we compete with other racing bodies to sanction racing events at various motorsports facilities. We believe that our events are distinguished from the racing events staged by other racing bodies by:

         o        the quality of the competition
         o        caliber of the events
         o        drivers and team owners participating in CART
         o        speed of the cars

We receive numerous requests to sanction racing events at venues throughout the world. However, we can not assure you that we will maintain or improve our position in light of such competition.

EMPLOYEES

         As of December 31, 1998, we had 79 full-time employees and a roster of approximately 101 people who serve as race officials and 204 volunteers for CART events. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.

PATENTS AND TRADEMARKS

         We have various registered and common law trademark rights to "CART" and related logos. We have licenses from various drivers, teams, tracks and industry sponsors to use names and logos for merchandising programs and product sales. Our policy is to vigorously protect our intellectual property rights to maintain our proprietary value in merchandise and promotional sales.


ITEM 2: PROPERTIES

         We lease our buildings in Troy, Michigan; Atlanta, Georgia; and Highland Park, Illinois. We do not own any real property. Our leases are through the following dates:

         o        Michigan, May 31, 2002
         o        Georgia, December 31, 2002
         o        Illinois, May 31, 2000

Our lease payments have no material effect on our consolidated financial statements. We believe the leased space is adequate for our present needs.


ITEM 3: LEGAL PROCEEDINGS

         Racing events can be dangerous to participants and spectators. During a CART race at the Michigan Speedway in July 1998, a racecar was involved in a racing incident that propelled tire and suspension parts into the grandstands. Three spectators were killed and six other people reported minor injuries. No claims have been made against CART, and we do not believe that we are liable for this incident. We require each promoter to indemnify us against any liability for personal injuries sustained at such promoter's racing event. In addition, we require each promoter to carry a minimum of $10.0 million ($20.0 million in 1999) in liability insurance, naming us as a named insured. We also maintain a $15.0 million umbrella policy. However, we cannot assure you that a claim will not be made against us or, if a claim is made, what the outcome of any such claim will be. We cannot assure you that the promoter will have liquid assets to satisfy any indemnification requirement. Any claims and associated expenses related to this incident (or future racing incidents), to the extent not covered by insurance or satisfied by indemnification from the promoter, could adversely affect our financial and business results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


Our common stock is authorized for trading on the New York Stock Exchange under the trading symbol "MPH". As of March 1999, we had 15,171,666 shares of common stock outstanding and approximately 305 record holders of our common stock.

In the following table we have provided the high and low closing sales price for our common stock, as reported by the NYSE for each calendar quarter of 1998.



                                                                          1998

QUARTER ENDED                                                          HIGH             LOW
------------------------------------------------------------------------------------------------
First Quarter (from IPO on March 9 to March 31)                       $19.9375          $18.2500
Second Quarter (June 30)                                               21.3125           16.5625
Third Quarter (September 30)                                           24.4375           19.1875
Fourth Quarter (December 31)                                           29.6250           21.0000


We have not declared or paid any dividends on our common stock to date, and we do not intend to pay dividends in the foreseeable future.

         In March 1998, we completed our initial public offering of 5,038,000 shares of common stock. The principal underwriters for the initial public offering were Jefferies & Company, Inc. and A.G. Edwards & Sons, Inc. The initial public offering price was $16 per share. The total offering raised $80.6 million less $5.6 million in underwriting discounts. We used a portion of the net proceeds to acquire ARS and BP for $7.0 million. We acquired Pro-Motion Agency for $534,000. We paid $9.5 million in accrued point awards to franchise race teams for 1997. The remaining proceeds of $58 million are in short-term, interest-bearing investments that are being used for working capital and general corporate purposes, including expanding our business, through acquisition or development of race related businesses and properties. The effective date of our registration statement was March 9, 1998 and our registration number was 333-43141.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of and for the three years ended December 31, 1998 are derived from our consolidated financial statements which have been audited by our independent auditors, Deloitte & Touche LLP. The financial statements for the two years ended December 31, 1995 are derived from our audited financial statements. The selected consolidated financial data below should be read in combination with our consolidated financial statements and related notes contained elsewhere in this document and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                YEAR ENDED DECEMBER 31,

                                                1994         1995        1996         1997         1998
                                                ----         ----        ----         ----         ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS:
Revenues:
  Sanction fees                                $16,299      $18,708      $21,078     $ 24,248      $30,444
  U.S. 500(1)                                       --           --        7,054           --           --
  Sponsorship revenue                            4,104        4,780        5,501        7,221       16,388
  Television revenue                             2,343        3,177        4,373        5,604        5,148
  Engine leases, rebuilds and
    wheel sales                                     --           --           --           --        2,214
  Other revenue                                  2,229        3,077        3,118        4,372        8,336
                                               -------      -------      -------     --------      -------
         Total revenues                         24,975       29,742       41,124       41,445       62,530
Expenses:
  Race and franchise fund payments(2)           18,305       18,446       17,198       28,939       15,183
  U.S. 500(1)                                       --           --        8,246           --           --
  Race expenses(2)                               2,621        4,612        6,055        6,970        4,818
  Costs of engine rebuilds and
    wheel sales                                     --           --           --           --          633
  Administrative and indirect
    expenses(2)(3)                               3,977        5,832        8,570       14,295       20,658
  Compensation expense(4)                           --           --        1,167       12,200           --
  Depreciation and amortization                    202          306          685          549          779
  Minority interest                                 --           --           --         (232)          --
                                               -------      -------      -------     --------      -------
         Total expenses                         25,105       29,196       41,921       62,721       42,071
                                               -------      -------      -------     --------      -------
Operating income (loss)                           (130)         546         (797)     (21,276)      20,459
Interest income (net)                              212          235          280          329        3,198
                                               -------      -------      -------     --------      -------
Income (loss) before income taxes                   82          781         (517)     (20,947)      23,657
Income tax benefit (expense)                       344          204          179        3,423       (8,568)
                                               -------      -------      -------     --------      -------
         Net income (loss)                     $   426      $   985      $  (338)    $(17,524)     $15,089
                                               =======      =======      =======     ========      =======
Net Income (loss) per share:
         Basic                                 $   .04      $   .10      $  (.04)    $  (1.72)     $  1.06
                                               =======      =======      =======     ========      =======
         Diluted                               $   .04      $   .10      $  (.04)    $  (1.72)     $  1.05
                                               =======      =======      =======     ========      =======
Weighted average common shares outstanding:
         Basic                                  10,200       10,200        9,400       10,200       14,190
                                               =======      =======      =======     ========      =======
         Diluted                                10,200       10,200        9,400       10,200       14,421
                                               =======      =======      =======     ========      =======

BALANCE SHEET DATA:
 Cash and cash equivalents                     $ 1,393      $ 2,046      $   630     $  1,164      $15,080
 Short-term investments                             --           --           --           --       61,610
 Working capital (deficit)                        (209)      (1,182)        (524)      (5,325)      72,219
 Total assets                                    2,974        5,613        6,600       12,348       97,186

  Long-term debt (including
   current portion)                                 --           --          574          444          314
 Total stockholders' equity (deficit)           (1,875)      (1,250)        (151)      (3,045)      86,219


(1) In 1996, we staged and acted as promoter of the inaugural U.S. 500. Revenues attributable to the U.S. 500 included sponsorship fees, television, admissions, program sales and other revenues associated with promoting the event. Expenses included, among others, the race purse, track rental, promotional and advertising costs and other expenses necessary to promote the event. We continue to sanction the event, but since 1996 we have not acted as the promoter.

(2) Expenses for the years ended December 31, 1994, 1995, 1996 and 1997 include certain payments to franchise race teams, including reimbursement of travel expenses, director fees, purse awards and other race related payments. Effective January 1, 1998, we no longer reimburse the existing franchise race teams for travel expenses, directors fees and race-related payments. We do not intend to resume making such payments to franchise race teams unless we receive additional revenue that was not contracted for at the end of 1997. We do not believe that revenues will be materially impacted as a result of our potential inability to retain existing or new race teams due to the discontinuation of such payments.

(3) Administrative and indirect expenses for 1997 include $4,817,000 in additional advertising, marketing and market research expenses incurred in connection with the implementation of our growth strategy.

(4) Total expenses for the year ended December 31, 1996 and 1997 include compensation expense of $1,167,000 and $12,200,000 which relates to the issuance of Common Stock to franchise members below its fair value on the date the Common Stock became eligible for purchase. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of this compensation expense.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         As you read the following, you should also refer to the consolidated financial statements and related notes as well as Item 6, "Selected Consolidated Financial Data."

GENERAL

         In December 1997, as part of our reorganization, each stockholder of CART, Inc. exchanged their shares for stock of the Company. Prior to our reorganization, the franchise race teams received reimbursement of travel expenses, directors fees and franchise payments in an aggregate amount equal to $8.5 million and $19.4 million for the years ended December 31, 1996 and 1997, respectively. The franchise teams signed an agreement on December 19, 1997 to discontinue these payments after January 1, 1998. The agreement will expire in December 2000. This agreement is a related party transaction because each franchise team owns shares of our stock. We do not intend to resume making such payments to franchise race teams unless we receive additional revenue that was not contracted for at the end of 1997.

         Below are selected income and expense items for the years ended December 31, 1996, 1997 and 1998. The percentage calculations are based on total revenues.

                                                                       YEAR ENDED DECEMBER 31,
                                                    1996                        1997                        1998
                                                    ----                        ----                        ----
                                                                       (DOLLARS IN THOUSANDS)
Revenues:
  Sanction fees                             $21,078       51.3%        $ 24,248      58.5%         $30,444      48.7%
  U.S. 500(1)                                 7,054       17.1               --      --                 --      --
  Sponsorship revenue                         5,501       13.4            7,221      17.4           16,388      26.2
  Television revenue                          4,373       10.6            5,604      13.5            5,148       8.2
  Engine leases, rebuilds, and wheel sales       --       --                 --      --              2,214       3.6
  Other revenue                               3,118        7.6            4,372      10.6            8,336      13.3
                                            -------      -----         --------     -----          -------     -----
         Total revenues                     $41,124      100.0%        $ 41,445     100.0%         $62,530     100.0%
                                            =======      =====         ========     =====          =======     =====
Expenses:
  Race and franchise fund
    payments(2)                             $17,198       41.8%        $ 28,939      69.8%         $15,183      24.3%
  U.S. 500(1)                                 8,246       20.1               --      --                 --      --
  Race expenses(2)                            6,055       14.7            6,970      16.8            4,818       7.7
  Cost of engine rebuilds and wheel sales        --       --                 --      --                633       1.0
  Compensation expense                        1,167        2.8           12,200      29.4               --      --
  Administrative and other
    indirect expenses(2)                      8,570       20.8           14,295      34.5           20,658      33.0
  Depreciation and amortization                 685        1.7              549       1.3              779       1.3
  Minority interest in loss of
    subsidiaries                                 --         --             (232)     (0.5)              --      --
                                            -------      -----         --------     -----          -------     -----
         Total expenses                      41,921      101.9           62,721     151.3           42,071      67.3
                                            -------      -----         --------     -----          -------     -----
Operating income (loss)                        (797)      (1.9)         (21,276)    (51.3)          20,459      32.7
   Interest income (net)                        280        0.7              329       0.8            3,198       5.1
                                            -------      -----         --------     -----          -------     -----
Income (loss) before income taxes              (517)      (1.2)         (20,947)    (50.5)          23,657      37.8
   Income tax benefit (expense)                 179        0.4            3,423       8.3           (8,568)    (13.7)
                                            -------      -----         --------     -----          -------     -----
Net income (loss)                           $  (338)      (0.8)%       $(17,524)    (42.2)%        $15,089      24.1%
                                            =======      =====         ========     =====          =======     =====


(1) Our promotion of the U.S. 500 was a one-time event, and although we continue to sanction the event, we no longer act as the promoter.
(2) Race expenses for 1996 and 1997 include our payments to franchise teams as explained above.

REVENUES

         Following is an explanation of our individual revenue items:

         SANCTION FEES. We receive sanction fees from the promoters of each of the races on the CART Championship schedule, as well as from selected races on the Indy Lights and Atlantics schedule. The fees are based on contracts between the promoters and CART. The contracts have terms which expire between 1999 and 2005. Currently contracted sanction fees range from $977,500 to $4.5 million per event.

         U.S. 500. In 1996, due to the reservation of starting positions at the Indianapolis 500 for IRL competitors, we promoted and sanctioned the inaugural U.S. 500 at Michigan International Speedway on May 26. Because we promoted the event, we did not receive sanction fee revenue from the event but did receive revenue from admissions, hospitality, television, sponsorship and licensing. Our promotion of the U.S. 500 was a one-time event, and though we continue to sanction the event, we do not anticipate acting as the promoter of the U.S. 500 in the future.

         SPONSORSHIP REVENUE. We receive corporate sponsorship revenue based on negotiated contracts. We currently have corporate sponsorship contracts with 15 major manufacturing and consumer products companies. The remaining terms of these contracts range from one to three years. An official corporate sponsor receives status and recognition rights, event rights and product category exclusivity.

         TELEVISION REVENUE. Our television revenue is derived from negotiated contracts with:

         o        ESPN
         o        ESPN International
         o        Fittipaldi USA (Brazil)
         o        Gold Coast Motor Events Co. (Australia)
         o        Molstar (Canada)

A guaranteed rights fee is paid to us by each broadcast partner. Based on our contract with ESPN/ESPN International, we receive 50% of the net profits received by ESPN for distribution of the race programs, with an escalating minimum guarantee provision. A provision of the ESPN contract requires that at least 50% of the CART Championship events be broadcast on a major broadcasting network in the United States. In 1996, 1997 and 1998, all CART Championship races were broadcast on either ABC or ESPN. In addition, CART Championship races are re-aired on ESPN and ESPN2. ESPN2 also broadcasts CART Championship qualifying sessions and pre-race shows. In addition, we receive advertising revenue from "Inside CART," our race magazine television show, and from video footage sales.

         ENGINE LEASES, REBUILDS AND WHEEL SALES. In March 1998, we purchased all of the stock of the American Racing Series, which operates the Indy Lights Series. ARS owns the engines that are used in the series and leases the engines to the competitors for the season. The teams pay us a fee to rebuild the engines. We also sell the wheels used on the race cars. Based on the rules of the series, all teams are required to use our engines and wheels.

         OTHER REVENUE. Other revenue includes membership and entry fees, contingency awards money, royalties, commissions and other miscellaneous revenue items. Membership and entry fees are payable on an annual basis by CART, Indy Lights and Atlantics Championship competitors. In addition, we charge fees to competitors for credentials for all team participants and driver license fees for all drivers competing in the series. We pay contingency awards money to competitors upon satisfaction of specific criteria. We receive royalty revenue for the use of the CART servicemarks and trademarks on licensed merchandise that is sold both at tracks and at off-track sites. We receive commission income from the sale of chassis and parts to our support series teams.

EXPENSES

         Following is an explanation of the expense line items. For an explanation of certain expenses discontinued in connection with our reorganization, you should read "Business--Franchise System and Race Teams."

         RACE AND FRANCHISE FUND PAYMENTS. We pay the racing teams for their on-track performance. Race and franchise fund payments include the following for each event:

         o        fixed franchise fund payment to each franchise competitor
         o        event purse which is paid based on finishing position
         o        contingency award payments

We also pay awards to the teams based on their cumulative performance for the season, out of the year-end point fund. After our reorganization, franchise fund payments were discontinued. We do not intend to resume making such payments to franchise race teams unless we receive additional revenue that was not contracted for at the end of 1997.

         U.S. 500. In addition to the race purse, expenses for the U.S. 500 in 1996 included:

         o        sales costs related to the sale of sponsorships
         o        track rental expenses
         o        compensation expenses related to contract staff
         o        promotional and advertising costs
         o administrative expenses incurred solely with respect to the U.S. 500 event

         RACE EXPENSES. We are responsible for officiating and administering all of our events. Costs primarily include officiating fees, travel, per diem and lodging expenses for the following officiating groups:

         o        safety
         o        technical inspection
         o        race officiating and rules compliance
         o        medical services
         o        timing and scoring audit
         o        registration
         o        race administration

Prior to our reorganization, each franchise race team was paid a travel fee to attend and participate in each event. These payments were discontinued after January 1, 1998. Overseas event organizers are responsible for costs related to cargo, air passenger travel and lodging for our staff and race participants.

         COST OF ENGINE REBUILDS AND WHEEL SALES. These costs are associated with rebuilding the engines and the cost of the wheels used in the Indy Lights series.

         ADMINISTRATIVE AND INDIRECT EXPENSES. All operating costs not directly incurred for a specific event, primarily wages, Board of Directors fees and other administrative expenses, are recorded as administrative and indirect expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         REVENUES. Total revenues for 1998 were $62.5 million, an increase of $21.1 million from 1997. This was due to increased sanction fees, sponsorship, engine leases, rebuilds and wheel sales and other revenue as described below, partially offset by a reduction in television revenue as described below.

         Sanction fees for 1998 were $30.4 million, an increase of $6.2 million, or 26%, from 1997. Of this increase, $5.0 million was attributable to the addition of new events in Motegi, Japan and Houston, Texas. The balance of the increase resulted from annual sanction fee escalation for certain other events of $1.2 million.

         Sponsorship revenue for 1998 was $16.4 million, an increase of $9.2 million, or 127%, from 1997. This increase was primarily attributable to a new sponsorship agreement entered into with Federal Express, an agreement with ISL Worldwide that guaranteed certain sponsorship income in 1998 and the additional sponsorship revenues attributable to the acquisition of ARS in March 1998 and Pro-Motion in April 1998.

         Television revenue for 1998 was $5.1 million, a decrease of $456,000, or 8%, from 1997. This decrease was due primarily to slightly lower revenues on the profit sharing portion on our contract with ESPN due to having two fewer network events in 1998.

         Engine leases, rebuilds and wheel sales for 1998 was $2.2 million. There was no corresponding revenue in the prior year as this revenue was earned by ARS, which was acquired in March 1998.

         Other revenue for 1998 was $8.3 million, an increase of $4.0 million, or 91%, from 1997. Of this increase, $2.0 million was attributable to an increase in membership and credential income, royalties and awards money. The balance of the increase was attributable to the acquisition of ARS in March 1998 and Pro-Motion in April 1998.

         EXPENSES. Total expenses for 1998 were $42.1 million, a decrease of $20.7 million, or 33%, from 1997. This decrease was due to lower race and franchise fund payments, race expenses and compensation expense as described below, partially offset by an increase in administrative and indirect expenses, and cost of engine rebuilds and wheel sales as described below.

         Race and franchise fund payments for 1998 were $15.2 million, a decrease of $13.8 million, or 48%, from 1997. This decrease was partially due to our reorganization that was effective January 1, 1998. In 1997, certain payments were made to franchise members that were discontinued for the 1998 season. The decrease was partially offset by two additional races being held in 1998 and by race distributions related to ARS and Pro-Motion that were not included in 1997 as these companies were acquired in 1998.

         Race expenses for 1998 were $4.8 million, a decrease of $2.2 million, or 31%, from 1997. This decrease is partially due to our reorganization that was effective January 1, 1998. In 1997, certain payments were made to franchise members that were discontinued for the 1998 season. The decrease was partially offset by two additional races being held in 1998 and by race expenses related to ARS and Pro-Motion that were not included in 1997 as these companies were acquired in 1998.

         Cost of engine rebuilds and wheel sales were $633,000. There was no corresponding expense in the prior year as this expense was related to ARS, which was acquired in 1998.

         Administrative and indirect expenses for 1998 were $20.7 million, an increase of $6.4 million, or 45%, from 1997. This was primarily attributable to an increase in marketing and advertising, sales costs related to sponsor sales for Federal Express and MCI, development of a creative services department in 1998 and increased administrative expenses related to our expanded licensed products venture. In addition, ARS and Pro-Motion administrative expenses contributed to the increase, as there were no corresponding expenses in the prior period since these companies were acquired in 1998.

         Compensation expense was not incurred in 1998 compared to $12.2 million incurred in 1997. This non-cash compensation expense relates to the issuance of stock to race teams at below fair market value.

         OPERATING INCOME. Operating income for 1998 was $20.5 million, an increase of $41.7 million from 1997.

         INTEREST INCOME (NET). Interest income (net) for 1998 was $3.2 million compared to interest income (net) of $329,000 for 1997. The increase of $2.9 million was primarily attributable to interest earned on the invested proceeds from the initial public offering that occurred in March 1998.

         INCOME BEFORE INCOME TAXES. Income before income taxes for 1998 was $23.7 million, compared to a loss before income taxes of $21.0 million for 1997.

         INCOME TAX EXPENSE/BENEFIT. Income tax expense for 1998 was $8.6 million, compared to an income tax benefit of $3.4 million for 1997.

         NET INCOME/LOSS. Net income for 1998 was $15.1 million compared to a net loss of $17.5 million in 1997.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         REVENUES. Total revenues for 1997 were $41.4 million, an increase of $321,000 from 1996. This was due to increased sanction fees and sponsorship, television and other revenue as described below, partially offset by a reduction in revenue of $7.1 million due to the fact that we did not promote the U.S. 500 in 1997.

         Sanction fees for 1997 were $24.2 million, an increase of $3.2 million, or 15%, from 1996. Of this increase, $1.9 million was attributable to the addition of new events in Madison, Illinois near St. Louis and Fontana, California near Los Angeles. The balance of the increase resulted from annual sanction fee escalation for certain other events of $1.3 million.

         Sponsorship revenue for 1997 was $7.2 million, an increase of $1.7 million, or 31%, from 1996. This increase was primarily attributable to a new sponsorship agreement entered into with MCI.

         Television revenue for 1997 was $5.6 million, an increase of $1.2 million, or 28%, from 1996. This increase was due to the increase of approximately $500,000 in the ESPN rights fee, and an increase of $400,000 in rights fees from Fittipaldi USA, our Brazilian television partner. There was also an increase in the sale of commercial time for Inside CART and video footage sales of $379,000, partially offset by a reduction in Canadian rights fees of $44,000.

         Other revenue for 1997 was $4.4 million, an increase of $1.3 million, or 40%, from 1996. This increase was primarily attributable to $934,000 of additional revenue from a CART-sanctioned support series. The balance was attributable to royalty income from licensed merchandise sales.

         EXPENSES. Total expenses for 1997 were $62.7 million, an increase of $20.7 million, or 50%, from 1996. This increase was due to higher race and franchise fund payments, race expenses, compensation expense and administrative and indirect expenses as described below, partially offset by a reduction in expenses of $8.2 million because we did not act as the promoter of the U.S. 500 in 1997.

         Race and franchise fund payments for 1997 were $28.9 million, an increase of $11.7 million, or 68%, from 1996. This increase was attributable to a one-time increase of $9.5 million in the year-end point fund in 1997, increases in purse distributions for the additional events in Madison, Illinois and Fontana, California of $1.8 million and additional payments related to team travel expenses of $266,000.

         Race expenses for 1997 were $7.0 million, an increase of $915,000, or 15%, from 1996. This increase was the result of the addition of the events in Madison, Illinois and Fontana, California.

         Administrative and indirect expenses for 1997 were $14.3 million, an increase of $5.7 million, or 67%, from 1996. Of this increase, $3.5 million was attributable to increases in advertising, marketing and market research incurred in connection with implementation of our growth strategy. An additional $1.3 million reflected costs associated with the implementation of the sponsorship agreement entered into with MCI, and $1.0 million related to the establishment of CART Licensed Products, L.P., a new partnership formed to enhance CART's licensed product sales.

         Compensation expense for 1997 was $12.2 million, an increase of $11.0 million, or 945%, from 1996. This non-cash compensation expense related to the issuance of stock to race teams at below fair market value.

         OPERATING LOSS. Operating loss for 1997 was $21.3 million, an increase of $20.5 million from 1996.

         INTEREST INCOME (NET). Interest income (net) for 1997 was $329,000 compared to interest income (net) of $280,000 for 1996.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for 1997 was $20.9 million, compared to loss before income taxes of $517,000 for 1996 for the reasons cited above.

         INCOME TAX BENEFIT. Income tax benefit for 1997 was $3.4 million, compared to an income tax benefit of $179,000 for 1996 for the reasons cited above.

         NET LOSS. Net loss for 1997 was $17.5 million compared to a net loss of $338,000 in 1996 for the reasons cited above.

SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results. We have provided unaudited quarterly financial data for each of the four quarters of 1997 and 1998 in the following table. The information for each of these quarters is prepared on the same basis as our consolidated financial statements and related notes included elsewhere in this document and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the data for such periods. You should read this table with "Selected Consolidated Financial Data", and the consolidated financial statements and the related notes included elsewhere in this document.


                                                                            QUARTER ENDED
                                                   MARCH 31          JUNE 30           SEPT. 30              DEC. 31
                                                   --------          -------           ---------             -------
                                                                        (DOLLARS IN THOUSANDS)

Total revenues
  1997                                                 5,363            18,704             15,507                1,871
  1998                                                10,031            20,034             20,010               12,455

Income (loss) before taxes
  1997                                                 1,272            (1,695)           (17,659)              (2,865)
  1998                                                 4,481             7,800              6,277                5,099

Number of races
  1997                                                     1                 8                  8                    0
  1998                                                     2                 7                  7                    3
  1999                                                     1                 8                  9                    2


         The revenues we receive for any race in the CART Championship can significantly affect our quarterly results. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in our quarterly results and affect comparability.


LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering and cash flow from operations, supplemented by bank borrowings, to finance working capital, investments and capital expenditures during the past year.

         Our bank borrowing with a commercial bank consists of a fixed rate installment note incurred in connection with the acquisition of a mobile medical unit that we transport to each North American race. The note bears interest at the rate of 8.25% per annum and matures on May 1, 2001. The note is secured by our mobile medical unit. Interest is payable monthly. As of December 31, 1998, the current portion of this note was $130,000, and the long-term portion was $184,000.

         We also have a $1.5 million revolving line of credit with a commercial bank. As of December 31, 1998, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         In March 1998, we completed our initial public offering of 5,038,000 shares of stock. The initial offering price was $16.00 per share with proceeds to us of $75.0 million, net of underwriting discount.

         In December 1997, we sold 1,399,998 shares of our stock for aggregate proceeds of $1.8 million of which 1,200,000 shares were sold to three race teams for $1.13 per share and 199,998 shares were sold to three race teams for $2.25 per share. In January and February 1997, we sold 1,200,000 shares of our stock for aggregate proceeds of $840,000 ($0.70 per share). In March 1998 we rescinded the sale of 66,666 shares of stock we issued in December 1997 for an aggregate price of $151,000. In January 1997, we redeemed 400,000 shares of stock for $210,000 ($0.53 per share).

         Our cash balance on December 31, 1998 was $15.1 million, a net increase of $13.9 million from December 31, 1997. This increase was primarily the result of net cash provided by operations of $15.1 million and net financing activities of $73.7 million, which was offset by net cash used in investing activities of $74.9 million. Our cash balance on December 31, 1997 was $1.2 million compared to $630,000 at December 31, 1996, a net increase of $534,000. The increase was primarily the result of net cash provided by operations of $1.5 million and net financing activities of $125,000, offset by net cash used in investing activities of $1.1 million.

         We anticipate capital expenditures of approximately $1.5 million during 1999. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs.

         The economic crisis in Brazil provides some uncertainty in terms of collectability of future sanction fees and payments of the note receivable from our Brazilian promoter. The note receivable is to be repaid in five equal installments over the life of the sanction agreement with a stated 5% per annum interest rate. Letters of credit to be issued annually by the City of Rio De Janeiro substantially cover the sanction fees and the note receivable. In addition, in February 1999, ISL Worldwide signed an agreement with the Brazil promoter where the two entities will be equal partners in promoting the Brazil event for the next four years beginning in 1999. We received the initial sanction fee payment for 1999 and the letter of credit for the 1999 event has been issued.

YEAR 2000 COMPLIANCE

         GENERAL. The Year 2000 compliance issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems.

         PROJECT. Our Y2K project covers both traditional computer systems and infrastructure and computer-based hardware, such as fax machines, postage machines and phone systems. The Y2K project has six phases:

         o        Awareness
         o        Assessment
         o        Detailed Analysis and Planning for Upgrades and Testing
         o        System Upgrades and Testing

         o        Implementation
         o        Post Implementation

Phases I, II and III have been completed. Phases IV and V are currently in process and are approximately 50% complete. The Post Implementation Phase includes our contingency plan where users will have developed fall back procedures, and be ready to implement manual procedures for conducting company business, record keeping, follow-up data entry and system recovery in the event of system failure. The entire Y2K project is scheduled to be complete by June 30, 1999.

         RISKS. Based on our assessment of our major information technology systems, we expect that all necessary modifications and/or replacements will be completed in a timely manner to ensure that all systems are Y2K compliant. However, if we fail to be in compliance, we do not currently anticipate any material disruption in our operations. We believe that the worse case scenario would be for our financial operations to maintain its current level of performance and customer service. Additional administrative expense could be incurred if automated functions would need to be performed manually. We do not believe race operations would be subject to material adverse effects from the Y2K problem. Our race season does not start until approximately two months after the 1999 year-end, and we anticipate that any unforeseen Y2K problems that are encountered would be resolved during this period. In addition, manual back-up systems for timing and scoring and other important race operation functions are already in place as part of our normal contingency planning.

         INTERFACES WITH THIRD PARTIES. Our Y2K project also considers the readiness of significant vendors and suppliers. We do not have any suppliers or vendors that are material to our operations as a whole. We are in the process of contacting our vendors and suppliers concerning their Y2K compliance.

         COSTS. Our total costs relating to Y2K compliance is expected to be approximately $35,000 to $50,000 and will be funded through our normal operating budget. Such cost estimates are based upon presently available information and may change as we continue with our Y2K project. Currently, we have incurred approximately $20,000 in expenses related to the Y2K project.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the FASB. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We have not determined the impact on our consolidated financial statement disclosure. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         With the exception of historical information contained in this Form 10-K, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The following factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

          o        competition in the sports and entertainment industry
          o        participation by race teams
          o        continued industry sponsorship
          o        regulation of tobacco and alcohol advertising and sponsorship
          o        competition by the Indy Racing League
          o        liability for personal injuries
          o        Y2K compliance


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At December 31, 1998, our investments consisted of commercial paper, corporate bonds, U.S. Agency issues and repurchase agreements. The weighted average maturity of our portfolio is 192 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes are included in Item 14 of this document.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be contained in our definitive Proxy Statement for our 1999 Annual Meeting of Stockholders to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information required by this Item will be contained in our definitive Proxy Statement for our 1999 Annual Meeting of Stockholders to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information required by this Item will be contained in our definitive Proxy Statement for our 1999 Annual Meeting of Stockholders to be filed on or before April 30, 1999, and such information is incorporated herein by reference.



ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be contained in our definitive Proxy Statement for our 1999 Annual Meeting of Stockholders to be filed on or before April 30, 1999, and such information is incorporated herein by reference.


                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)      List of Documents Filed as Part of this Report:
(1)      Consolidated Financial Statements start on page F-1
(2)      Financial Statement Schedule
         Schedule II Valuation and Qualifying Accounts is on page S-1
(3)      Exhibits
3.1      Certificate of Incorporation of the Company filed December 8, 1997*
3.2      Bylaws of the Company*
10.1     1997 Stock Option Plan* (Exhibit 10.1)
10.2     Director Stock Option Plan* (Exhibit 10.2)
10.3 Employment Agreement with Andrew Craig dated December 22, 1997* (Exhibit 10.3)
10.4 Employment Agreement with Randy K. Dzierzawski dated December 22, 1997* (Exhibit 10.4)
10.5     Form of Promoter Agreement*
10.6 Promoter Agreement with Wisconsin State Park Speedway related to West Allis, Wisconsin dated June 5, 1996*
10.7 Promoter Agreement with Texaco Houston Grand Prix L.L.C. related to Houston, Texas dated July 28, 1997*
10.9     Loan Agreement with Comerica Bank dated April 30, 1997*
10.10    Loan Agreement with Comerica Bank dated May 1,1996*
10.11    Form of Sponsorship Agreement*
10.15 Promoter Agreement with Ganassi Group, L.L.C. related to Chicago, Illinois dated April 7, 1998**
10.16 Marketing Representation Agreement with ISL Marketing AG dated June 24, 1998***
10.17 Final Agreements for ARS Stock Purchase and BP Asset Purchase dated March 13, 1998
27.1     Financial Data Schedule

(b)      Reports on Form 8-K
         We were not required to file a Form 8-K during the three months ended December 31, 1998.

* Incorporated by reference to exhibit filed as part of our Registration Statement on Form S-1 (Registration No. 333-43141)

** Incorporated by reference to exhibit filed with our Quarterly Report on Form
   10-Q for the quarter ended March 31, 1998.

*** Incorporated by reference to exhibit to the Current Report on Form 8-K filed
    June 29, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   March 19, 1999             CHAMPIONSHIP AUTO RACING TEAMS, INC.
       ------------------           ------------------------------------
                                    Registrant

                       By: /s/ Andrew Craig
                           -------------------------------
                                    Andrew Craig
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Andrew Craig                   Chief Executive Officer       March 19, 1999
--------------------------------   and Director
         Andrew Craig

/s/ Randy K. Dzierzawski           Chief Financial and           March 19, 1999
--------------------------------   Accounting Officer
         Randy K. Dzierzawski

/s/ Gerald Forsythe                Director                      March 19, 1999
--------------------------------
         Gerald Forsythe

/s/ Floyd R.Ganassi, Jr.           Director                      March 19, 1999
--------------------------------
         Floyd R.Ganassi, Jr.

/s/ Carl A. Haas                   Director                      March 19, 1999
--------------------------------
         Carl A. Haas

/s/ James F. Hardymon              Director                      March 19, 1999
--------------------------------
         James F. Hardymon

/s/ Bruce R. McCaw                 Director                      March 19, 1999
--------------------------------
         Bruce R. McCaw

/s/ Don Ohlmeyer                   Director                      March 19, 1999
--------------------------------
         Don Ohlmeyer

/s/ Robert W. Rahal                Director                      March 19, 1999
--------------------------------
         Robert W. Rahal

/s/ Derrick Walker                 Director                      March 19, 1999
--------------------------------
         Derrick Walker

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          PAGE

CHAMPIONSHIP AUTO RACING TEAMS, INC.
   Independent Auditors' Report.................................................          F-2
   Consolidated Balance Sheets as of December 31, 1997 and 1998.................          F-3
   Consolidated Statements of Operations for the Years
      Ended December 31, 1996, 1997 and 1998....................................          F-4
   Consolidated Statements of Stockholders' Deficit for
      the Years Ended December 31, 1996, 1997 and 1998..........................          F-5
   Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996, 1997 and 1998....................................          F-6
   Notes to Consolidated Financial Statements...................................          F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Championship Auto Racing Teams, Inc.:

         We have audited the accompanying consolidated balance sheets of Championship Auto Racing Teams, Inc. (the "Company") at December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Detroit, Michigan
February 5, 1999

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                    DECEMBER 31,
                                                                                             1997               1998
                                                                                             ----                ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                $  1,164            $15,080
   Short-term investments                                                                         --             61,610
   Accounts receivable (net of allowance for doubtful accounts of $306 in 1998. No allowance for doubtful accounts
deemed necessary in 1997)                                                                      3,156              4,708
   Current portion of notes receivable                                                            --                824
Inventory                                                                                         --                 71
   Prepaid expenses                                                                              751                331
   Deferred income taxes                                                                       4,683                119
                                                                                            --------            -------
      Total current assets                                                                     9,754             82,743
NOTES RECEIVABLE                                                                                  49              3,350
PROPERTY AND EQUIPMENT- Net                                                                    2,236              5,026
GOODWILL (net of accumulated amortization of $105 in 1998)                                        --              5,883
OTHER ASSETS (net of accumulated amortization
of $24 and $41 in 1997 and 1998, respectively)                                                   309                184
                                                                                            --------            -------
TOTAL ASSETS                                                                                $ 12,348            $97,186
                                                                                            ========            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                         $  1,890            $ 1,946
Accrued liabilities:
      Race expenses and point awards                                                           9,500                 --
      Royalties                                                                                  264              1,026
      Payroll                                                                                    431                482
      Taxes                                                                                      491              1,733
      Other                                                                                       21                934
   Unearned revenue                                                                            2,352              4,273
   Current portion of long-term debt                                                             130                130
                                                                                            --------            -------
      Total current liabilities                                                               15,079             10,524
LONG-TERM DEBT                                                                                   314                184
DEFERRED INCOME TAXES                                                                             --                259
COMMITMENTS AND CONTINGENCIES (Note 10)                                                           --                 --
MINORITY INTEREST                                                                                 --                 --
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at
      December 31, 1997 and 1998                                                                  --                 --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 10,199,998 and 15,171,666 shares issued
      and outstanding at December 31, 1997 and 1998,
      respectively                                                                               102                151
   Additional paid-in capital                                                                 15,975             89,771
   Accumulated deficit                                                                       (19,122)            (4,033)
   Unrealized gain on investments                                                                 --                330
                                                                                            --------            -------
Total stockholders' equity (deficit)                                                          (3,045)            86,219
                                                                                            --------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 12,348            $97,186
                                                                                            ========            =======

The accompanying notes are an integral part of the consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           1996               1997               1998
                                                                           ----               ----               ----
REVENUES:
   Sanction fees                                                          $21,078           $ 24,248            $30,444
   U.S. 500                                                                 7,054                 --                 --
   Sponsorship revenue                                                      5,501              7,221             16,388
   Television revenue                                                       4,373              5,604              5,148
   Engine leases, rebuilds and wheel sales                                     --                 --              2,214
   Other revenue                                                            3,118              4,372              8,336
                                                                          -------           --------            -------
      Total revenues                                                       41,124             41,445             62,530

EXPENSES:
   Race and franchise fund payments                                        17,198             28,939             15,183
   U.S. 500                                                                 8,246                 --                 --
   Race expenses                                                            6,055              6,970              4,818
   Cost of engine rebuilds and wheel sales                                     --                 --                633
   Administrative and indirect expenses                                     8,570             14,295             20,658
   Compensation expense                                                     1,167             12,200                 --
   Depreciation and amortization                                              685                549                779
   Minority interest in loss of subsidiaries                                   --               (232)                --
                                                                          -------           --------            -------
      Total expenses                                                       41,921             62,721             42,071
                                                                          -------           --------            -------
OPERATING INCOME (LOSS)                                                      (797)           (21,276)            20,459
   Interest income (net)                                                      280                329              3,198
                                                                          -------           --------            -------
INCOME (LOSS) BEFORE INCOME TAXES                                            (517)           (20,947)            23,657
INCOME TAX BENEFIT (EXPENSE)                                                  179              3,423             (8,568)
                                                                          -------           --------            -------
NET INCOME (LOSS)                                                         $  (338)          $(17,524)           $15,089
                                                                          =======           ========            =======
EARNINGS (LOSS) PER SHARE:
   BASIC                                                                  $  (.04)          $  (1.72)           $  1.06
                                                                          =======           ========            =======
   DILUTED                                                                $  (.04)          $  (1.72)           $  1.05
                                                                          =======           ========            =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                                    9,400             10,200             14,190
                                                                          =======           ========            =======
   DILUTED                                                                  9,400             10,200             14,421
                                                                          =======           ========            =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           (IN THOUSANDS)


                                                               ADDITIONAL                 UNREALIZED
                                          COMMON STOCK           PAID-IN     ACCUMULATED   GAIN ON     STOCKHOLDERS'  COMPREHENSIVE
                                      SHARES         AMOUNT      CAPITAL       DEFICIT   INVESTMENTS  EQUITY(DEFICIT)     INCOME


BALANCES, JANUARY 1, 1996              8,800          $ 88       $   (78)     $ (1,260)        --        $ (1,250)
   Net loss and comprehensive loss        --            --            --          (338)        --            (338)       $   (338)
                                                                                                                         ========
   Compensation expense                   --            --         1,167            --         --           1,167
   Stock redemption and
     repayment of note                (2,000)          (20)         (340)           --         --            (360)
     receivable
   Stock issuance                      1,200            12           618            --         --             630
                                      ------          ----       -------      --------       ----        --------
BALANCES, DECEMBER 31, 1996            8,000            80         1,367        (1,598)        --            (151)
   Net loss and comprehensive loss        --            --            --       (17,524)        --         (17,524)
                                                                                                                         $(17,524)
                                                                                                                         ========
   Compensation expense                   --            --        12,200            --         --          12,200
   Stock redemption                     (400)           (4)         (206)           --         --            (210)
   Stock issuance                      2,600            26         2,614            --         --           2,640
                                      ------          ----       -------      --------       ----        --------
BALANCES, DECEMBER 31, 1997           10,200           102        15,975       (19,122)        --          (3,045)
   Net income                             --            --            --        15,089         --          15,089        $ 15,089
   Unrealized gain on investments         --            --            --            --       $330             330             330
                                                                                                                         ========
   Comprehensive income                                                                                                  $ 15,419
                                                                                                                         ========
   Stock redemption                      (67)           (1)         (150)           --         --            (151)
   Stock issuance                      5,038            50        73,372            --         --          73,422
   Issuance of options                    --            --           574            --         --             574
                                      ------          ----       -------      --------       ----        --------
BALANCES, DECEMBER 31, 1998           15,171          $151       $89,771      $ (4,033)      $330        $ 86,219
                                      ======          ====       =======      ========       ====        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                          CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           1996               1997               1998
                                                                           ----               ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  (338)           $(17,524)          $ 15,089
   Adjustments to reconcile net income (loss) to
       net cash  provided by (used in)
      operating activities:
   Depreciation and amortization                                             685                 549                779
   Compensation expense                                                    1,167              12,200                 --
   Net loss (gain) from sale of property
      and equipment                                                         (133)                160                 92
   Write-off of trademark                                                     88                  --                 --
   Deferred income taxes                                                    (226)             (3,629)             4,823
   Minority interest in loss
      of subsidiaries                                                         --                (232)                --
   Changes in assets and liabilities that
      provided (used)  cash:
      Accounts receivable                                                 (1,481)               (854)            (1,552)
Prepaid expenses                                                            (302)               (328)               420
      Inventory                                                               37                  16                (71)
      Other assets                                                           (70)                (23)                24
      Accounts payable                                                       134                 959                 56
      Accrued liabilities                                                     65              10,192             (6,532)
      Unearned revenue                                                      (253)                 21              1,921
                                                                         -------            --------           --------
             Net cash provided by (used in) operating activities            (627)              1,507             15,049
                                                                         -------            --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of subsidiaries                                               --                  --             (5,881)
   Investments                                                                --                  --            (61,280)
   Notes receivable                                                           --                 (49)            (4,125)
   Acquisition of property and equipment                                  (1,094)               (999)            (3,602)
   Proceeds from sale of property
      and equipment                                                          194                  13                 62
   Acquisition of trademark                                                 (101)                (63)               (22)
                                                                         -------            --------           --------
             Net cash used in investing activities                        (1,001)             (1,098)           (74,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                              650                  --                 --
   Payments on long-term debt                                                (76)               (130)              (130)
   Redemption of common stock                                               (360)               (210)              (151)
   Issuance of common stock (net of underwriting discount
      and offering costs)                                                    630               2,640             73,996
   Proceeds from membership deposit                                          360                 360                 --
   Payments on membership deposits                                            --              (1,320)                --
   Payments on franchise fund liability                                     (600)             (1,440)                --
   Capital contributions to subsidiaries
      by minority stockholder                                                 --                 225                 --
   Payments on line of credit                                               (392)                 --                 --
                                                                         -------            --------           --------
                Net cash provided by financing activities                    212                 125             73,715
                                                                         -------            --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       (1,416)                534             13,916
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                               2,046                 630              1,164
                                                                         -------            --------           --------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                             $   630            $  1,164           $ 15,080
                                                                         =======            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
   Income taxes                                                          $    23            $     15           $  2,350
                                                                         =======            ========           ========
   Interest                                                              $    50            $     43           $     31
                                                                         =======            ========           ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES--During 1996, 1997 and 1998, the Company received property and equipment worth approximately $75,000, $79,000 and $69000, respectively, in exchange for sponsorship privileges to the providers. In 1996, the Company redeemed 800,000 shares of common stock for $600,000 (including $240,000 representing a refund of membership deposits or franchise fund liability), which was used to offset a note receivable from a stockholder. During 1998, the acquisition price of ARS included 100,000 options granted to the sellers. The value of these options on the date of grant was $574,000. The amount to be received by the Company for the options will be approximately $504,000 (see Note 2). During 1998, the Company recorded $496,000 as goodwill related to the additional purchase price of ARS (see Note 2).


The accompanying notes are an integral part of the consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION. CART, Inc., ("CART") (a Michigan Corporation) was organized as a not-for-profit corporation in 1978, with its main purpose being to promote the sport of automobile racing, primarily open-wheel type racing cars. As of January 1, 1992, the entity became a profit corporation and continued to use the CART name.

         In December 1997, Championship Auto Racing Teams, Inc., a Delaware corporation was formed to serve as a holding company for CART and its subsidiaries (the "Reorganization"). Each outstanding share of common stock of CART was acquired in exchange for 400,000 shares of common stock of the Company. References to the "Company" mean Championship Auto Racing Teams, Inc. and its subsidiaries.

         PRINCIPLES OF CONSOLIDATION. The 1997 and 1998 consolidated financial statements include the financial statements of the Company, CART and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc. In addition, the 1997 and 1998 consolidated financial statements include the financial statements of CART Licensed Products, L.P., a 55% owned subsidiary. As of March 13, 1998 and April 1, 1998, the consolidated financial statements also include the financial statements of American Racing Series, Inc. ("ARS") and Pro-Motion Agency Ltd. ("Pro-Motion"), respectively, wholly-owned subsidiaries of the Company(see Note 2). All significant intercompany balances have been eliminated in consolidation.

         OPERATIONS. The Company is the sanctioning body responsible for organizing, marketing and staging each of the racing events for the open-wheeled motorsports series -- the CART Championship. The Company stages events at four different types of tracks, including superspeedways, ovals, temporary road courses and permanent road courses, each of which require different skills and disciplines from the drivers and teams.

         Substantially all of the Company's revenue is derived from sanction fees, sponsorship revenues, television revenues and licensing royalties, each of which is dependent upon continued fan support and interest in CART race events. Sanction fee revenues are fees paid to the Company by track promoters to sanction a CART event at the race venue, and to provide the necessary race management. The Company receives sponsorship revenues from companies who desire to receive brand and product exposure in connection with CART races. Pursuant to broadcast agreements, the Company generates revenues for the right to broadcast the races, with revenues based upon viewership with a minimum guarantee. The Company receives revenue from engine leases and rebuilds and wheel sales from teams racing in the PPG-Dayton Indy Lights Championship ("Indy Lights"). The Company also receives revenues from royalty fees paid for licenses to use servicemarks of the Company, various drivers, teams, tracks and industry sponsors for merchandising programs and product sales.

         INVENTORY. Inventory consists of wheels, parts, and merchandise, which are stated at the lower of cost or market on a first-in, first-out basis.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line and accelerated methods over their estimated useful lives which range from 3 to 20 years.
Leasehold improvements are amortized over the life of the related leases.

         REVENUE RECOGNITION. Recognition of revenue from race sanction agreements is deferred until the event occurs. Sponsorship revenue and engine lease revenue are recognized on a monthly basis. Television revenue is recognized ratably over the race schedule. Engine rebuilds and wheel sales are recognized as earned. Other revenues include membership and entry fees, contingency awards money and royalty income and are recognized ratably over the race schedule.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents include investments with original maturities of three months or less at the date of original acquisition.

         SHORT-TERM INVESTMENTS. The Company's short-term investments are categorized as available-for-sale, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

         GOODWILL. Goodwill represents the excess of the purchase price of ARS and B.P. Automotive, Ltd. ("BP") and Pro-Motion (see Note 2) over the fair value of the net tangible and identifiable intangible assets of these acquisitions. Goodwill is stated at cost and is amortized on a straight-line basis over 40 years.

         MANAGEMENT ESTIMATES. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1997 and 1998, and the reported amounts of revenues and expenses during the periods presented. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

         ACCOUNTING PRONOUNCEMENTS. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Unrealized gains on investments is the Company's only component of other comprehensive income.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the FASB. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not determined the impact on its consolidated financial statement disclosure. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements in order for them to conform to the 1998 presentation.

2.       INITIAL PUBLIC OFFERING AND ACQUISITIONS

         INITIAL PUBLIC OFFERING. In March 1998, the Company completed its initial public offering ("IPO") of 5,038,000 shares of common stock. The IPO provided proceeds of $75.0 million, net of underwriting discounts, to the Company. A portion of the net proceeds from the IPO were used to acquire ARS and BP for $10 million (see "Acquisition of ARS and BP"); and to pay accrued point awards to franchise race teams aggregating $9.5 million. The remaining net proceeds will be used for working capital and general corporate purposes, including the expansion of the Company's business through the acquisition or development of race related businesses and properties.

         ACQUISITION OF ARS AND BP. On March 13, 1998, the Company acquired 100% of the outstanding common stock of ARS and certain assets of BP, an entity previously owned by a director, race team owner and stockholder. ARS operates Indy Lights, a support series to CART. BP supplies certain equipment to Indy Lights competitors and earns commission income on the sale of chassis and spare parts to the teams. At closing of the acquisition, the Company paid $7 million in cash and issued options to the sellers to purchase 100,000 shares of the Company's common stock at an exercise price of $16.00 per share which vests one year from closing if certain performance criteria are met for 1998. In the event that ARS did not meet their performance criteria for 1998, they had the option to make up the shortfall to receive the options and elected to do so. The fair value of the options at the date of grant was approximately $574,000. The sellers are expected to pay the shortfall amount of approximately $504,000 to receive the options.

         In addition, the Company will pay an additional purchase price of up to $3 million, in three equal payments, upon satisfaction by ARS of certain performance criteria during 1998-2000. In the event that ARS does not meet its performance criteria in a given year, the additional payment will be reduced one dollar for every dollar that ARS is short of the performance criteria. However, if ARS exceeds its performance in a following year, it can make up the shortfall from the prior year. Based on 1998 performance criteria, CART owes the former shareholders of ARS a total of approximately $496,000 for 1998. The excess of the initial purchase price of $7 million, plus any additional purchase price payments, over the net book value of the net assets acquired has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of ARS and BP have been included in the Company's consolidated financial statements since the date of acquisition.

         ACQUISITION OF PRO-MOTION. On April 10, 1998, the Company acquired 100% of the outstanding common stock of Pro-Motion, an entity previously owned by a director, race team owner and stockholder, for $534,000 in cash. Pro-Motion operates the KOOL/Toyota Atlantic Championship open-wheel series, a support series to CART. The excess of the initial purchase price over the net book value of the net assets acquired has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of Pro-Motion have been included in the Company's consolidated financial statements since the date of acquisition.

         PRO FORMA RESULTS. The following unaudited pro forma summary for the year ended December 31, 1997 and 1998 assume the acquisitions of ARS, BP and Pro-Motion occurred as of January 1, 1997 and 1998.

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                  1997             1998
                                                      (IN THOUSANDS,
                                                EXCEPT EARNINGS PER SHARE)
--------------------------------------------------------------------------
Revenues                                        $49,628           $63,863
Net income (loss)                                (3,999)           15,196
Earnings per share:
         Basic                                  $  (.38)          $  1.06
                                                =======           =======
         Diluted                                $  (.38)          $  1.05
                                                =======           =======


         Pro forma adjustments of $19.4 million ($12.6 million net of tax) for 1997 have also been made to reduce certain benefits paid to franchise members, including the reimbursement of travel expenses for $2.2 million, director's fees for $214,000 and other race related payments for $17 million in connection with the Company's reorganization, effective January 1, 1998 (see Note 14).

3.  SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available for sale short-term investments by balance sheet classification:

DECEMBER 31, 1998
                                                                 GROSS UNREALIZED
(IN THOUSANDS)                                 COST    FAIR VALUE           GAIN          LOSS
----------------------------------------------------------------------------------------------
Commercial paper                           $ 33,168      $ 33,487       $    319      $      -
U.S. agencies securities                     20,034        20,047             13             -
Corporate bonds                               8,078         8,076              -             2
                                           --------      --------       --------      --------
Total short-term investments               $ 61,280      $ 61,610       $    332      $      2
                                           ========      ========       ========      ========


         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4.  NOTE RECEIVABLE

         In May 1998, the Company entered into an agreement with a promoter whereby the Company provided financing for certain expenses associated with a CART sanctioned event in Brazil. The original amount of the note receivable of $4.1 million related to costs incurred by the Company during the 1998 event and will be repaid in five equal annual installments of $824,000 over the life of the sanction agreement through the year 2003. The receivable has a stated 5% per annum interest rate and approximately $1.0 million of the receivable and the annual sanction fee will be substantially secured each year by a separate letter of credit issued annually by the City of Rio de Janeiro, Brazil. The letter of credit relating to the 1999 event has been issued. Based on estimated market discount rates, the carrying value of this receivable approximates its fair value.

5.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                     (IN THOUSANDS)
                                                 1997              1998
                                              ----------         ----------
         Engines                              $        -         $    2,296
         Equipment                                 1,570              2,381
         Furniture and fixtures                      329                359
         Vehicles                                  1,616              1,959
         Other                                       228                121
                                              ----------         ----------

         Total                                     3,743
                                                                      7,116

         Less accumulated depreciation            (1,507)            (2,090)
                                              ----------         ----------

         Property and equipment (net)         $    2,236         $    5,026
                                              ==========         ==========

         During 1997 and 1998, the Company received vehicles worth approximately $79,000 and $69,000, respectively, in exchange for sponsorship privileges to the providers.

6.  OPERATING LEASES

         The Company has entered into various non-cancelable operating leases for office space and equipment which expire through 2003. Total rent expense was approximately $194,000, $345,000 and $421,000 for 1996, 1997 and 1998,
respectively.

         Approximate future minimum lease payments under noncancelable operating leases are as follows:

                                                                 (IN THOUSANDS)
Year ending December 31:
         1999                                                       $   443
         2000                                                           440
         2001                                                           352
         2002                                                           118
         2003                                                             2
                                                                   --------
Total                                                                $1,355


7.  INCOME TAXES

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

         The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31 are as follows:

                                                            1997             1998
                                                            ----             ----
                                                               (IN THOUSANDS)

Deferred tax assets:
   Allowance for doubtful accounts                         $    --           $   114
   Accrued race expense and points award                     3,446                --
   Net operating loss carryforwards                          1,186                --
   Alternative minimum tax credit carryforwards                 44                --
   Pension liability                                             8                --
   State taxes                                                 (22)                5
   Other                                                        21                --
                                                           -------           -------
      Total                                                  4,683               119
   Current portion                                           4,683               119
                                                           -------           -------
    Non-current portion                                    $    --           $    --
                                                           =======           =======


Deferred tax liabilities:
     Basis difference in fixed assets                      $    --           $  (195)
     Amortization of goodwill                                   --               (64)
                                                           -------           -------
        Total                                                   --              (259)
     Current portion                                            --                --
                                                           -------           -------
     Non-current portion                                   $    --           $  (259)
                                                           =======           =======

The provision (credit) for income taxes consists of the following at December
31:

                                                1996             1997             1998
                                                ----             ----             ----
                                                            (IN THOUSANDS)

Current                                        $  25           $   158           $3,745
Deferred (Credit)                               (204)           (3,581)           4,823
                                               -----           -------           ------
Total                                          $(179)          $(3,423)          $8,568
                                               =====           =======           ======

         The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                1996              1997             1998
                                                ----              ----             ----

Tax at U.S. federal statutory rate             (34.0)%           (34.0)%           34.0%
State income tax                                  --                --              1.9
Meals and entertainment                          6.5               0.1              0.3
Compensation expense                              --              17.3               --
Other                                           (7.1)              0.2               --
                                               -----             -----             ----
Total                                          (34.6)%           (16.4)%           36.2%
                                               =====             =====             ====

         Additional compensation expense recorded for consolidated financial statement purposes in connection with common stock issued to race teams in December 1997, exceeded the Company's deductible amount for federal income tax purposes.

8.  EMPLOYEE BENEFIT PLANS

         During 1991, the Company indicated its intent to terminate its defined benefit pension plan. The plan assets were frozen and remained in trust until September 30, 1998, at which time the assets were distributed to the participants of the plan. There was no liability at December 31, 1998. The Company incurred no additional expense as a result of the termination.

         In addition, the Company began a 401(k) savings plan (the "plan") in 1991. Contributions to the 401(k) are in the form of employee salary deferral, subject to discretionary employer matching contributions. The Company's contributions to the plan were approximately $25,000, $50,000 and $81,000 in 1996, 1997 and 1998, respectively.

9.  DEBT

         At December 31, 1997 and 1998, the Company had an unused bank line of credit of $1.5 million. There were no amounts outstanding at December 31, 1997 and 1998. Advances on the line of credit are payable on demand, with interest at the bank's prime rate. The line of credit is secured by the Company's deposits with the bank.

         At December 31, 1998, the Company has a five-year note payable to a bank with an original face value of $650,000, with interest at 8.25%; payable in monthly installments of $11,000, plus interest through May 2001. The note payable is secured by the Company's mobile medical unit. The carrying amount of the note payable approximates its fair value. Future payments under the above agreement are as follows:

                                                                  (IN THOUSANDS)
         1999                                                          $ 130
         2000                                                            130
         2001                                                             54
                                                                       -----
           Total                                                         314
         Less current portion                                            130
                                                                       -----
         Long-term portion                                             $ 184
                                                                       =====


10.  COMMITMENTS AND CONTINGENCIES

         REVENUE AGREEMENTS. The Company has entered into promoter, sponsorship and television agreements that extend through various dates, with the longest date expiring in the 2007 racing season. Under the promoter agreements, the Company is obligated to sanction CART Championship racing events and provide related race management functions. Under the sponsorship agreements, the Company grants certain corporations official sponsorship status, in return the corporations receive recognition and status rights, event rights and product category exclusivity rights. Television agreements with various broadcast companies include production, sales and worldwide distribution of the Company's events.

         INSURANCE. The Company is self-insured for the deductible amount ($50,000) on an insurance policy which provides accident medical expense benefits for participants of CART sanctioned races. Losses above the deductible amount are covered by the insurance policy.

         EMPLOYMENT AGREEMENTS. The Company has employment agreements with several of its officers. The employment agreements expire at various dates through December 2001. Certain of the employment agreements provide for a multiple of the individual's base salary in the event there is a termination of their employment as a result of a change in control in the Company.

         LITIGATION. In January 1996, a lawsuit was filed against the Company by one of its shareholders and a related company. The lawsuit alleged antitrust and anti-competitive violations as well as damage of reputation. In December 1996, the Company settled the lawsuit and other related litigation. Included in the settlement amount was the redemption of common stock and related Franchise Fund Liability. Expenses incurred in 1996 and included in administrative and indirect expenses include approximately $1,734,000 related to litigation expense and the settlement of lawsuits.

         During a CART race at the Michigan Speedway in July 1998, a race car was involved in a racing incident that propelled a tire and suspension parts into the grandstands. Three spectators were killed and six other people reported minor injuries. No claims have been made against the Company, and the Company does not believe that it is liable for this incident. The Company requires each promoter to indemnify the Company against any liability for personal injuries sustained at such promoter's racing event. In addition, the Company requires each promoter to carry a minimum of $10.0 million ($20.0 million in 1999) in liability insurance, naming the Company as a named insured. The Company also maintains a $15.0 million umbrella policy.

11.  STOCK OPTION PLAN

         In December 1997, the Board of Directors of the Company (the "Board") authorized, and the stockholders of the Company approved, a stock incentive plan for executive and key management employees of the Company and its subsidiaries, including a limited number of outside consultants and advisors, effective as of the completion of the initial public offering ("IPO") (the "Stock Option Plan"). Under the Stock Option Plan, key employees, outside consultants and advisors (the "Participants") of the Company and its subsidiaries (as defined in the Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option Plan). A maximum of 2,000,000 shares of common stock are subject to the Stock Option Plan. Options granted vest pro-rata over a three-year period. No stock option is exercisable after ten years from the date of the grant, subject to certain conditions and limitations. The purpose of the Stock Option Plan is to provide the Participants (including officers and directors who are also key employees) of the Company and its subsidiaries with an increased incentive to make significant contributions to the long-term performance and growth of the Company and its subsidiaries. Concurrent with the IPO, an aggregate 1,088,100 options to acquire common stock were granted under the Stock Option Plan at the initial offering price of $16.00 per share. In March 1999, 100,250 options to acquire common stock were granted to employees under the Stock Option Plan at an exercise price of $27.50 per share.

         In addition, in December 1997, the Board and the stockholders of the Company approved a Director Option Plan permitting the granting of non-qualified stock options ("Director NQSOs") for up to 100,000 shares of common stock to directors of the Company who are neither employees of the Company nor affiliates of a race team which participates in CART race events (an "Independent Director"). Each person who is first elected or appointed to serve as an Independent Director of the Company is automatically granted an option to purchase 10,000 shares of Company common stock. In addition, each individual who is re-elected as an Independent Director is automatically granted an option to purchase 5,000 shares of Company common stock each year on the date of the annual meeting of stockholders. Each of the options automatically granted upon election, appointment or re-election as an Independent Director are exercisable at a price equal to the fair market value of the common stock on the date of grant. In addition, each Independent Director may elect to receive stock options in lieu of any director's fees payable to such individuals.

         All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock of the Company or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of December 31, 1998, there were 10,000 Director NQSOs issued and outstanding. In January 1999, an additional 10,000 Director NQSOs were issued and outstanding.

         In addition to the plans described above, 100,000 stock options were issued in connection with the acquisition of ARS and BP (see Note 2).

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                    NUMBER OF        REMAINING      WEIGHTED AVERAGE
                                                     SHARES             LIFE         EXERCISE PRICE
                                                 ---------------- ----------------- -------------------
Options outstanding December 31, 1997                         --             --             $    --
Granted                                                1,198,100            4.2               16.02
Exercised                                                     --             --                  --
Forfeited                                                    600             --               16.02
                                                      ----------            ---             -------
Options outstanding December 31, 1998                  1,197,500            4.2             $ 16.02
                                                      ==========            ===             =======
(10,000 are exercisable)


         The weighted average per share fair value of options granted at market value was $5.74 in 1998.

         At December 31, 1998, an additional 1,002,500 shares were reserved for issuance under all Company plans.

         SFAS No. 123 "Accounting for Stock Based Compensation" requires the recognition of compensation expense for equity investments that are issued for consideration other than employee services based upon the fair value of the common stock issued. The fair value of the Company's Common Stock has been measured on the date new Franchise Members become eligible to acquire such stock. Compensation expense of $1.2 million and $12.2 million has been recorded for the years ended 1996 and 1997 respectively, related to certain shares that became eligible for purchase based upon eligibility requirements met during 1996 and 1997.

         As permitted by SFAS No. 123, the Company has chosen to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB No. 25") in accounting for its stock options granted to employees and directors. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

         However, as required by SFAS No. 123, the Company has calculated pro forma information as if it had determined compensation cost based on the fair value at the grant date for its stock options granted to employees and directors. In accordance with SFAS No.123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility 30%, expected dividend yield of 0%, risk free interest rate of 5%, and an expected life of 5 years. Had the Company determined compensation cost based on the fair value at the grant date for its stock under SFAS No.123, net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      (IN THOUSANDS,
                                                               EXCEPT EARNINGS PER SHARE)
                               NET EARNINGS                               1998
                                                                     ----------------
                               As reported                                $15,089
                                                                          =======
                               Pro forma                                  $14,054
                                                                          =======

                               DILUTED EARNINGS PER SHARE
                               As reported                                 $ 1.05
                                                                           ======
                               Pro forma                                   $  .97
                                                                           ======

12.  COMMON STOCK

         During 1996, the Company redeemed 2,000,000 shares of common stock for $1.4 million (including $480,000 representing a refund of Membership Deposits or Franchise Fund Liability), and sold 1,200,000 shares of common stock for $990,000 (including $360,000 representing Membership Deposits). A total of 800,000 of the shares of common stock were redeemed for $600,000 (including $240,000 representing a refund of Membership Deposits or Franchise Fund Liability), which was used to offset a note receivable from a stockholder as of December 31, 1995.

         In January 1997, CART redeemed 400,000 shares of common stock for $330,000 (including $120,000 representing a refund of Membership Deposits or Franchise Fund Liability). In January and February 1997, the Company issued 1,200,000 shares of common stock for $1.2 million (including $360,000 representing Membership Deposits). In December 1997, the Company issued 1,400,000 shares for $1.8 million.

         In March 1998, at the request of a race team owner, the Company rescinded the sale of an aggregate of 66,666 shares of common stock it issued in December 1997 at a total price of $151,000.

13.  SEGMENT REPORTING

The company has one reportable segment, racing operations.

This reportable segment encompasses all the business operations of organizing, marketing and staging all of our open-wheel racing events.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long lived assets are substantially used in the racing operations segment in the United States. The Company evaluates performances based on income before income taxes.



                                                             YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
($ in thousands)                                  RACING OPERATIONS        OTHER*          TOTALS
----------------                                  -----------------        ------          ------
1996
Revenues                                              $ 41,124             $  --          $ 41,124
Interest income (net)                                      280                --               280
Depreciation and amortization                              685                --               685
Segment loss before income taxes                          (517)               --              (517)

1997
Revenues                                                40,867               578            41,445
Interest income (expense) (net)                            331                (2)              329
Depreciation and amortization                              531                18               549
Segment loss before income taxes                       (20,432)             (515)          (20,947)

1998
Revenues                                                61,056                              62,530
                                                                           1,474
Interest income (expense) (net)                          3,234               (36)            3,198
Depreciation and amortization                              750                29               779
Segment income before income taxes                      23,657                --            23,657

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.


Reconciliations to consolidated financial statement totals are as follows:



                                                          YEAR ENDED DECEMBER 31,
                                                          ------------ -- -----------
                                                             1997            1998
                                                          ------------    -----------
             Total assets for reportable segment              $11,599        $95,851
             Other assets                                         749          1,335
                                                          ------------    -----------

             Total consolidated assets                        $12,348        $97,186
                                                          ============    ===========

             Total liabilities for reportable segment         $14,996         $9,617
             Other liabilities                                    397          1,350
                                                          ------------    -----------

             Total consolidated liabilities                   $15,393        $10,967
                                                          ============    ===========



Domestic and foreign revenues, which are allocated to each country based on sanction fees, sponsorship revenues and television revenues, for each of the three years ended December 31 were as follows:

                                              1996           1997            1998
                                           -----------    ------------    -----------
          United States                       $30,355         $28,888        $42,105
          Canada                                4,499           5,336          7,828
          Other foreign countries               6,270           7,221         12,597
                                           -----------    ------------    -----------
          Total                               $41,124         $41,445        $62,530
                                           ===========    ============    ===========


14.  EARNINGS (LOSS) PER SHARE

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. Shares contingently issuable relate to shares that would have been outstanding under certain stock option plans (see Note 11) upon the assumed exercise of dilutive stock options.


                                                                             YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                    1996              1997           1998
                                                               -----------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

      Net income (loss)                                            $  (338)          $(17,524)       $ 15,089
                                                               ============     ==============    ============

      Basic EPS:
          Weighted average common shares outstanding                 9,400             10,200          14,190
                                                               ============     ==============    ============
          Net earnings (loss)  per common share, basic             $  (.04)           $ (1.72)        $  1.06
                                                               ============     ==============    ============

      Diluted EPS:
          Weighted average common shares outstanding                 9,400             10,200          14,190
          Shares contingently issuable                                  --                 --             231
                                                               ------------     --------------    ------------
          Shares applicable to diluted earnings                      9,400             10,200          14,421
                                                               ============     ==============    ============
          Net earnings (loss)  per common share, diluted           $  (.04)           $ (1.72)        $  1.05
                                                               ============     ==============    ============

15.  RELATED PARTY TRANSACTIONS

         The Company receives sanction fees from seven related parties. Total sanction fee revenue related to these entities for 1996, 1997 and 1998 was approximately $3.9 million, $5.2 million and $8.1 million, respectively. No sanction fees from a single related entity provided more than 10% of the Company's revenues in 1996, 1997 and 1998.

         The Company rented track facilities from a related party. Total track rental expense related to this entity for 1996, 1997 and 1998 was approximately $1.2 million, $0 and $62,000, respectively.

         At December 31, 1997 and 1998, the Company has accounts receivable of approximately $190,000 and $1.7 million, respectively, due from related parties.

         The Company receives entry fees and other race-related income to participate in the CART Championship from certain related parties. Such fees received from certain franchise members amounted to $80,000, $150,000 and $1.3 million in 1996, 1997 and 1998, respectively.

         The Company disburses purse winnings and awards to nine related parties. Total purse winnings related to these entities for 1996, 1997, and 1998 were $10.8 million, $9.0 million and $10.8 million, respectively.

         The Company paid for at-track rights to six related parties in order to satisfy contractual obligations with certain sponsors. Total at-track rights related to these entities for 1996, 1997 and 1998 were $0, $500,000 and $1.2 million, respectively.

         The Company paid royalties to nine related parties. Total royalties paid to these entities for 1996, 1997 and 1998 were $0, $173,000 and $495,000, respectively.

         At December 31, 1997 and 1998, the Company has accounts payable and royalties payable of approximately $6.6 million and $306,000, respectively, due to related parties.

         An officer of the Company is a principal in a law firm which received fees for legal services provided to the Company. Such fees amounted to approximately $129,000, $133,000 and $127,000 in 1996, 1997 and 1998,
respectively.

         In connection with the Reorganization, effective January 1, 1998, the Company and the existing franchise race teams entered into an agreement on December 19, 1997 whereby reimbursements for travel expenses, directors fees and race-related payments were discontinued. These payments approximated $8.5 million and $19.4 million for the years 1996 and 1997, respectively. Such agreement expires in December 2000. Because each franchise member is also a stockholder of the Company, the agreement constitutes a related party transaction.

16.  SUBSEQUENT EVENTS (UNAUDITED)

         Effective December 31, 1998, the president of CART Licensed Products, L.P. resigned from his position. The Company is negotiating to purchase his 45 percent interest in CART Licensed Products, L.P.

                                   SCHEDULE II



                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996.
                                 (IN THOUSANDS)



                                                                  CHARGED                         BALANCE
                                                  BEGINNING       TO COSTS       DEDUCTIONS      AT END OF
         DESCRIPTION                              OF PERIOD     AND EXPENSES         (1)         OF PERIOD
-------------------------------------------     ------------    ------------     -----------    -----------
      Allowance for doubtful
       accounts (deducted from
       accounts receivable):
      Year Ended December 31, 1998...                 $  --          $  436          $  130         $  306
      Year Ended December 31, 1997...                    --              --              --             --
      Year Ended December 31, 1996...                    --              --              --             --



(1) Accounts deemed to be uncollectible.
