Form 10-Q
period 1999-03-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 1999-05-14
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

               755 West Big Beaver Rd., Suite 800, Troy, MI 48084
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (248) 362-8800
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                15,224,041 SHARES
         ----------------------------                -----------------
                  CLASS                         OUTSTANDING AT MAY 1, 1999



                         This report contains 15 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                                     PAGE
          ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS.

                         Consolidated Balance Sheets at March 31, 1999 and December 31, 1998          3

                         Consolidated Statements of Operations for the Three Months Ended
                         March 31, 1999 and 1998                                                      4

                         Consolidated Statement of Stockholders' Equity for the Three Months
                         Ended March 31, 1999                                                         5

                         Consolidated Statements of Cash Flows for the Three Months Ended
                         March 31, 1999 and 1998                                                      6

                         Notes to Consolidated Financial Statements                                   7


          ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                              10

PART II - OTHER INFORMATION

          ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.                                           15

          SIGNATURES                                                                                 16

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                       MARCH 31, 1999    DECEMBER 31, 1998
                                                                                       --------------    -----------------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $  16,199          $  15,080
   Short-term investments                                                                     74,100             61,610
   Accounts receivable (net of allowance for doubtful accounts of  $189 and $306 at March 31, 1999 and
      December 31, 1998, respectively)                                                         6,248              4,708
   Current portion of notes receivable                                                           824                824
   Inventory                                                                                      82                 71
   Prepaid expenses                                                                              794                331
   Deferred income taxes                                                                         117                119
                                                                                           ---------          ---------
      Total current assets                                                                    98,364             82,743
NOTES RECEIVABLE                                                                               3,326              3,350
PROPERTY AND EQUIPMENT- Net                                                                    5,078              5,026
GOODWILL (net of accumulated amortization of  $142 and $105
   at March 31, 1999 and December 31, 1998, respectively)                                      5,741              5,778
OTHER ASSETS (net of accumulated amortization of $45 and
$41 at March 31, 1999 and December 31, 1998, respectively)                                       484                289
                                                                                           ---------          ---------
TOTAL ASSETS                                                                               $ 112,993          $  97,186
                                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                        $   2,339          $   1,946
   Accrued liabilities:
      Race expenses and point awards                                                             171                 --
      Royalties                                                                                  394              1,026
      Payroll                                                                                    224                482
      Taxes                                                                                    1,057              1,733
      Other                                                                                    1,582                934
   Unearned revenue                                                                           18,038              4,273
   Current portion of long-term debt                                                             130                130
                                                                                           ---------          ---------
      Total current liabilities                                                               23,935             10,524
LONG-TERM DEBT                                                                                   152                184
DEFERRED INCOME TAXES                                                                            296                259
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 1999
      and December 31, 1998                                                                       --                 --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,224,041 and 15,171,666 shares issued and
      outstanding at March 31, 1999 and December 31, 1998, respectively                          152                151
   Additional paid-in capital                                                                 90,706             89,771
   Accumulated deficit                                                                        (2,402)            (4,033)
   Unrealized gain on investments                                                                154                330
                                                                                           ---------          ---------
      Total stockholders' equity                                                              88,610             86,219
                                                                                           ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 112,993          $  97,186
                                                                                           =========          =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                     1999           1998
                                                                                   ---------     ---------
          REVENUES:
                   Sanction fees                                                      $1,356       $ 4,992
                   Sponsorship revenue                                                 4,197         3,159
                   Television revenue                                                    265           602
                   Engine leases, rebuilds and wheel sales                               522           198
                   Other                                                               1,009         1,079
                                                                                   ---------     ---------
                   Total revenues                                                      7,349        10,030

          EXPENSES:

                   Race distributions                                                    738         1,388
                   Race expenses                                                         953           832
                   Cost of engine rebuilds and wheel sales                               181            63
                   Administrative and indirect expenses                                3,928         3,446
                   Depreciation and amortization                                         235           141
                   Minority interest                                                      --          (54)
                                                                                  -----------    ----------

                   Total expenses                                                      6,035         5,816

          OPERATING INCOME                                                             1,314         4,214
                   Interest income (net)                                               1,237           267
                                                                                   ---------     ---------
          INCOME BEFORE INCOME TAXES                                                   2,551         4,481
                   Income tax expense                                                    912         1,618
                                                                                   ---------     ---------
          NET INCOME                                                                  $1,639       $ 2,863
                                                                                  ==========     =========
                   EARNINGS PER SHARE:
                                 BASIC                                                $ 0.11       $  0.26
                                                                                  ==========     =========
                                 DILUTED                                              $ 0.10       $  0.26
                                                                                  ==========     =========
                  WEIGHTED AVERAGE SHARES OUTSTANDING:
                                 BASIC                                                15,175        11,189
                                                                                  ==========     =========
                                 DILUTED                                              15,670        11,225
                                                                                  ==========     =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                    COMMON STOCK          ADDITIONAL                  UNREALIZED
                                    ------------           PAID-IN    ACCUMULATED   GAIN (LOSS) ON  STOCKHOLDERS'   COMPREHENSIVE
                                SHARES        AMOUNT       CAPITAL      DEFICIT      INVESTMENTS       EQUITY       INCOME (LOSS)
                                ------        ------       -------      -------      -----------       ------       -------------
BALANCES, DECEMBER 31, 1998     15,171         $ 151      $ 89,771     $  (4,033)       $ 330         $ 86,219
   Net income                       --            --            --         1,639           --            1,639          $ 1,639
   Comprehensive loss               --            --            --            --         (176)            (176)            (176)
                                                                                                                        -------
                                                                                                                        $ 1,463
                                                                                                                        =======
   Elimination of minority          --            --            --            (8)          --               (8)
   interest
   Exercise of options              53             1           935            --           --              936
                                ------         -----      --------     ---------        -----         --------
BALANCES, MARCH 31, 1999        15,224         $ 152      $ 90,706     $  (2,402)       $ 154         $ 88,610
                                ======         =====      ========     =========        =====         ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                      1999           1998
                                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $  1,639       $  2,863
   Adjustments to reconcile net income to
       net cash  provided by operating activities:
   Depreciation and amortization                                                        235            141
   Deferred income taxes                                                                 39          1,669
   Minority interest in loss of subsidiaries                                             --            (54)
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                                            (1,540)        (8,727)
      Prepaid expenses                                                                 (463)           126
      Inventory                                                                         (11)           (31)
      Other assets                                                                     (193)            26
      Accounts payable                                                                  393          1,725
      Accrued liabilities                                                              (747)        (8,093)
      Unearned revenue                                                               13,765         15,874
                                                                                   --------       --------
         Net cash provided by operating activities                                   13,117          5,519

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of subsidiaries                                                          --         (7,000)
   Investments                                                                      (12,666)       (25,043)
   Notes receivable                                                                      24             --
   Acquisition of property and equipment                                               (248)          (540)
   Acquisition of trademark                                                              (5)            --
                                                                                   --------       --------
         Net cash used in investing activities                                      (12,895)       (32,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                           (32)           (32)
   Issuance of notes receivable                                                          --           (193)
   Redemption of common stock                                                            --           (151)
   Issuance of common stock (net of underwriting discount and offering costs)           929         73,607
                                                                                   --------       --------
         Net cash provided by financing activities                                      897         73,231
                                                                                   --------       --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                   1,119         46,167
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                         15,080          1,164
                                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                       $ 16,199       $ 47,331
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
   Income taxes                                                                    $  1,315           none
                                                                                   ========       ========
   Interest                                                                        $      7       $     11
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months ended March 31, 1999 and 1998 are not indicative of the results to be expected for the year.

         PRINCIPLES OF CONSOLIDATION. The 1998 consolidated financial statements include the financial statements of CART, Inc. (a Michigan corporation) and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc. In addition, the 1998 consolidated financial statements include the financial statements of CART Licensed Products, L.P., a 55% owned subsidiary. As of March 13, 1998, and April 1, 1998, the consolidated unaudited financial statements also include the financial statements of American Racing Series, Inc. ("ARS"), a wholly-owned subsidiary and Pro-Motion Agency Ltd. ("Pro-Motion"), a wholly-owned subsidiary, respectively. Effective January 1, 1999, the Company purchased the 45% minority interest of CART Licensed Products, L.P. All significant intercompany balances have been eliminated in consolidated.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 unaudited consolidated financial statements in order for them to conform to the 1999 presentation.


2. ACQUISITIONS - PRO FORMA RESULTS

         The following unaudited pro forma summary for the three months ended March 31, 1998 assume the acquisitions of ARS and Pro-Motion occurred as of January 1, 1998.


                                                                  1998
                                                             (IN THOUSANDS,
                                                      EXCEPT EARNINGS PER SHARE)
                  --------------------------------------------------------------
                  Revenues                                      $11,364
                  Net income                                      3,104
                  Earnings per share:
                           Basic                                $   .27
                                                                =======
                           Diluted                              $   .27
                                                                =======

3.  SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available for sale short-term investments by balance sheet classification:

                                                                                  GROSS UNREALIZED
MARCH 31, 1999                                                                    ----------------
(IN THOUSANDS)                                        COST      FAIR VALUE       GAIN          LOSS
----------------------------------------------------------------------------------------------------
Certificate of deposit                               $ 2,000      $ 2,000        $ --          $ --
Commercial paper                                      28,396       28,540         144            --
U.S. agencies securities                              23,025       23,005          --           (20)
Corporate bonds                                       14,151       14,174          23            --
Municipal bonds                                        6,375        6,381           7            --
                                                     -------      -------        ----          ----
Total short-term investments                         $73,947      $74,100        $174          $(20)
                                                     =======      =======        ====          ====

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 1998 and March 31, 1999:

                                                                 (IN THOUSANDS)
                                                         MARCH 31,         DECEMBER 31,
                                                           1999                1998
                                                      ---------------     --------------
         Engines                                              $ 2,296            $ 2,296
         Equipment                                              2,536              2,381
         Furniture and fixtures                                   365                359
         Vehicles                                               2,053              1,959
         Other                                                    108                121
                                                      ---------------     --------------

         Total                                                  7,358              7,116

         Less accumulated depreciation                         (2,280)            (2,090)
                                                      ---------------     --------------

         Property and equipment (net)                         $ 5,078            $ 5,026
                                                      ===============     ==============


5.  SEGMENT REPORTING

The Company has one reportable segment, racing operations.

This reportable segment encompasses all the business operations of organizing, marketing and staging all of our open-wheel racing events.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long-lived assets are substantially used in the racing operations segment in the United States. The Company evaluates performances based on income before income taxes.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
($ in thousands)                                RACING OPERATIONS              OTHER*                 TOTALS
----------------                                -----------------              ------                 ------
1999
----
Revenues                                                $7,057                 $ 292                 $ 7,349
Interest income (expense) (net)                          1,238                    (1)                  1,237
Depreciation and amortization                              222                    13                     235
Segment loss before income taxes                         2,556                    (5)                  2,551

1998
----
Revenues                                                 9,851                   179                  10,030
Interest income (expense) (net)                            268                    (1)                    267
Depreciation and amortization                              135                     6                     141
Segment income before income taxes                       4,599                  (118)                  4,481

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.


Reconciliations to consolidated financial statement totals are as follows:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1999               1998
                                                           ----------          --------
             Total assets for reportable segment            $ 112,586          $ 97,554
             Other assets                                         407               632
                                                            ---------          --------

             Total consolidated assets                      $ 112,993          $ 98,176
                                                            =========          ========

             Total liabilities for reportable segment       $  23,958          $ 24,148
             Other liabilities                                    425               767
                                                            ---------          --------

             Total consolidated liabilities                 $  24,383          $ 24,915
                                                            =========          ========


6. SUBSEQUENT EVENTS

         In May 1999, the Company completed the registered public offering of 1,816,500 shares of common stock that was sold by certain selling shareholders. In addition, 272,475 shares of common stock were sold by the Company for $28.00 per share (less underwriting discounts and commissions and offering expenses) upon exercise of the underwriters' over-allotment option.

         In April 1999, the Company entered into a letter agreement with Robert Hollander, who resigned as president of CART Licensed Products, L.P., and his company to purchase the remaining 45% interest in CART Licensed Products, L.P. for $900,000.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.


THE REORGANIZATION

         In December 1997, as part of our reorganization, each stockholder of CART, Inc. exchanged their shares for stock of the Company. Prior to our reorganization, the franchise race teams received reimbursement of travel expenses, directors fees and franchise payments. The franchise teams signed an agreement on December 19, 1997 to discontinue these payments after January 1, 1998. The agreement will expire in December 2000. This agreement is a related party transaction because each franchise team owns shares of our stock. We do not intend to resume making such payments to franchise race teams unless we receive additional revenue that was not contracted for at the end of 1997.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         REVENUES. Total revenues for the three months ended March 31, 1999 were $7.3 million, a decrease of $2.7 million from the same period in the prior year. This was due to decreased sanction fees, television revenue and other revenue, partially offset by an increase in sponsorship and engine leases, rebuilds and wheel sales as described below.

         Sanction fees for the three months ended March 31, 1999 were $1.4 million, a decrease of $3.6 million, or 73%, from the same period in the prior year. We staged two races during the first quarter of 1998, and we only held one race during the first quarter of 1999.

         Sponsorship revenue for the three months ended March 31, 1999 was $4.2 million, an increase of $1.0 million, or 33%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship agreement we entered into with ISL Worldwide and the additional sponsorship revenues we received that were attributable to the acquisition of ARS in March 1998 and Pro-Motion in April 1998. Under the new ISL sponsorship agreement, ISL has guaranteed certain sponsorship income in 1999.

         Television revenue for the three months ended March 31, 1999 was $265,000, a decrease of $337,000, or 56%, from the same period in the prior year. This decrease was due primarily to having one race event in the period ending March 31, 1999 and two race events in the same period in the prior year.

         Engine leases, rebuilds and wheel sales for the three months ended March 31, 1999 was $522,000, an increase of $324,000 from the same period in the prior year. This increase was due to ARS being acquired in March 1998 and therefore, we included only a portion of ARS' first quarter revenues in our financial statements for the prior period total.

         Other revenue for the three months ended March 31, 1999 was $1.0 million, a decrease of $70,000, or 7%, from the same period in the prior year. This decrease was attributable to a decrease in membership and credential income due to having one race for the three months ended March 31, 1999 compared to two races in the same period in the prior year, partially offset by an increase in royalty income and income from Pro-Motion Agency which was acquired April 1, 1998.

         EXPENSES. Total expenses for the three months ended March 31, 1999 were $6.0 million, an increase of $219,000, or 4%, from the same period in the prior year. This increase was due to an increase in race expenses, administrative and indirect expenses and cost of engine rebuilds and wheel sales, partially offset by a decrease in race distributions as described below.

         Race distributions for the three months ended March 31, 1999 were $738,000, a decrease of $650,000, or 47%, from the same period in the prior year. The decrease was due to one race being held in the three months ended March 31, 1999 compared to two races being held in the same period in the prior year.

         Race expenses for the three months ended March 31, 1999 were $953,000, an increase of $121,000, or 15%, from the same period in the prior year. The increase was due to our addition of two new departments, race operations and electronics, during the second and fourth quarters of 1998, respectively and the addition of ARS and Pro-Motion Agency, partially offset by one race being held in the three months ended March 31,1999 compared to two races being held in the same period of the prior year.

         Cost of engine rebuilds and wheel sales for the three months ended March 31, 1999 were $181,000, an increase of $118,000 or 187% from the same period in the prior year. This increase is due to ARS being acquired in March 1998 and only a portion of the expense was reported in the same period in the prior year.

         Administrative and indirect expenses for the three months ended March 31, 1999 were $3.9 million, an increase of $482,000, or 14%, from the same period in the prior year. This increase was primary attributed to the addition of ARS and Pro-Motion administrative expenses since these companies were acquired in March and April 1998, respectively.

         OPERATING INCOME. Operating income for the three months ended March 31, 1999 was $1.3 million, a decrease of $2.9 million from the same period in the prior year.

         INTEREST INCOME (NET). Interest income (net) for the three months ended March 31, 1999 was $1.2 million compared to interest income (net) of $267,000 from the same period in the prior year. The increase of $970,000 was primarily attributable to interest earned on the invested proceeds from the initial public offering that occurred in March 1998.

         INCOME BEFORE INCOME TAXES. Income before income taxes for the three months ended March 31, 1999 was $2.6 million, compared to income before income taxes of $4.5 million from the same period in the prior year.

         INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 1999 was $912,000, compared to an income tax expense of $1.6 million from the same period in the prior year.

         NET INCOME/LOSS. Net income for the three months ended March 31, 1999 was $1.6 million compared to net income of $2.9 million from the same period in the prior year.


SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. During the three months ended March 31, 1999, we held one race in Homestead, Florida. During the three months ended March 31, 1998, we held two races - one in Homestead, Florida and one in Motegi, Japan. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results.


LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering and cash flow from operations, supplemented by bank borrowings, to finance working capital, investments and capital expenditures during the past year.

         Our bank borrowing with a commercial bank consists of a fixed rate installment note incurred in connection with the acquisition of a mobile medical unit that we transport to each North American race. The note bears interest at the rate of 8.25% per annum and matures on May 1, 2001. The note is secured by our mobile medical unit. Interest is payable monthly. As of March 31, 1999, the current portion of this note was $130,000, and the long-term portion was $152,000.

         We also have a $1.5 million revolving line of credit with a commercial bank. As of March 31, 1999, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on March 31, 1999 was $16.2 million, a net increase of $1.1 million from December 31, 1998. This increase was primarily the result of net cash provided by operations of $13.1 million and net financing activities of $897,000, which was offset by net cash used in investing activities of $12.9 million.

         We anticipate capital expenditures of approximately $1.5 million during the next twelve months. In April 1999, the Company entered into a letter agreement with Robert Hollander, who resigned as president of CART Licensed Products, L.P., and his company to purchase the remaining 45% interest in CART Licensed Products, L.P. for $900,000. We believe that existing cash, short-term investments, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs.

         The economic crisis in Brazil provides some uncertainty in terms of collectability of future sanction fees and payments of the receivable from our Brazilian promoter. The receivable is to be repaid in five equal installments over the life of the sanction agreement with a stated 5% per annum interest rate. Letters of credit to be issued annually by the City of Rio De Janeiro will substantially cover the sanction fees and the receivable. In addition, in February 1999, ISL Worldwide signed an agreement with the Brazil promoter where the two entities will be equal partners in promoting the Brazil event for the next four years beginning in 1999. We received the initial sanction fee payment for 1999 and the letter of credit for the 1999 event has been issued.

         In May 1999, we completed the registered public offering of 1,816,500 shares of common stock that was sold by certain selling shareholders. In addition, 272,475 shares of common stock were sold upon exercise of the underwriters' over-allotment option. We received net proceeds (after deducting the underwriters' discount and commissions and estimated offering expenses) of approximately $7.2 million. We currently intend to use the net proceeds from this offering for general corporate purposes. Pending these uses, we expect to invest these funds in short-term, interest bearing, investment grade securities.

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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K.

       (a) Exhibits.
                    The following exhibits are filed herewith.

           EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
           --------------                          ----------------------

                27.1                               Financial Data Schedule


       (b) Reports on Form 8-K.

                    We were not required to file a Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CHAMPIONSHIP AUTO RACING TEAMS, INC.


Date: 5/14/99                              By:/s/ Randy K. Dzierzawski
     -------------------------                   ------------------------------

                                           Randy K. Dzierzawski
                                           Chief Financial Officer