Form 10-Q
period 1999-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 1999-08-13
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______ to ______.

                           Commission File No. 1-13925

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  38-3389456
     -------------------------------          ---------------------------------
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
Yes [ X ]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK $0.01 PAR VALUE                 15,556,568 SHARES
       ----------------------------                 -----------------
                 CLASS                        OUTSTANDING AT AUGUST 1, 1999



                         This report contains 19 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                                  PAGE

         ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

                   Consolidated Balance Sheets at June 30, 1999 and December 31, 1998               3

                   Consolidated Statements of Operations for the Three and Six Months Ended
                   June 30, 1999 and 1998                                                           4

                   Consolidated Statement of Stockholders' Equity for the Six
                   Months Ended June 30, 1999                                                       5

                   Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 1999 and 1998                                                           6

                   Notes to Consolidated Financial Statements                                       7


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                  11

PART II - OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS                                                               17

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                               18

         SIGNATURES                                                                                19

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                                                   JUNE 30, 1999   DECEMBER 31, 1998
                                                                                   -------------   -----------------
                                                                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  15,756         $  15,080
   Short-term investments                                                               86,558            61,610
   Accounts receivable (net of allowance for doubtful accounts of $182 and $306 at June 30, 1999 and
      December 31, 1998, respectively)                                                   7,358             4,708
   Current portion of notes receivable                                                     824               824
   Inventory                                                                               189                71
   Prepaid expenses                                                                        465               331
   Deferred income taxes                                                                   122               119
                                                                                     ---------         ---------
      Total current assets                                                             111,272            82,743
NOTES RECEIVABLE                                                                         2,480             3,350
PROPERTY AND EQUIPMENT- Net                                                              5,087             5,026
GOODWILL (net of accumulated amortization of  $190 and $105
   at June 30, 1999 and December 31, 1998, respectively)                                 6,600             5,778
OTHER ASSETS (net of accumulated amortization
of $50 and $41 at June 30, 1999 and December 31, 1998, respectively)                       532               289
                                                                                     ---------         ---------
TOTAL ASSETS                                                                         $ 125,971         $  97,186
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                  $   2,623         $   1,946
   Accrued liabilities:
      Race expenses and point awards                                                     1,439                --
      Royalties                                                                            520             1,026
      Payroll                                                                              446               482
      Taxes                                                                              3,646             1,733
      Other                                                                              1,677               934
   Unearned revenue                                                                     11,511             4,273
   Current portion of long-term debt                                                       130               130
                                                                                     ---------         ---------
      Total current liabilities                                                         21,992            10,524
LONG-TERM DEBT                                                                             119               184
DEFERRED INCOME TAXES                                                                      334               259
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 50,000,000 shares authorized, none issued
      and outstanding at June 30, 1999 and December 31, 1998                                --                --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,526,061 and 15,171,666 shares issued and
      outstanding at June 30, 1999 and December 31, 1998, respectively                     155               151
   Additional paid-in capital                                                           98,484            89,771
   Retained earnings (deficit)                                                           5,072            (4,033)
   Unrealized gain (loss) on investments                                                  (185)              330
                                                                                     ---------         ---------
Total stockholders' equity                                                             103,526            86,219
                                                                                     ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 125,971         $  97,186
                                                                                     =========         =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                             THREE MONTHS                    SIX MONTHS
                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                          1999          1998             1999             1998
                                                       ------------  ------------     -----------     ------------
REVENUES:

         Sanction fees                                  $ 15,743        $ 10,251        $ 17,099        $ 15,243
         Sponsorship revenue                               5,141           4,603           9,338           7,763
         Television revenue                                2,024           2,080           2,289           2,682
         Engine leases, rebuilds and wheel sales             563             755           1,085             954
         Other                                             2,002           2,345           3,011           3,423
                                                        --------        --------        --------        --------

         Total revenues                                   25,473          20,034          32,822          30,065

EXPENSES:

         Race distributions                                6,053           5,486           6,791           6,874
         Race expenses                                     2,084           1,304           3,066           2,135
         Cost of engine rebuilds and wheel sales             176             241             357             304
         Administrative and indirect expenses              6,578           5,966          10,477           9,411
         Depreciation and amortization                       254             188             489             329
         Minority interest                                    --              17              --             (37)
                                                        --------        --------        --------        --------

         Total expenses                                   15,145          13,202          21,180          19,016

OPERATING INCOME                                          10,328           6,832          11,642          11,049
         Interest income (net)                             1,380             968           2,617           1,234
                                                        --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                                11,708           7,800          14,259          12,283
         Income tax expense                                4,242           2,847           5,154           4,465
                                                        --------        --------        --------        --------
NET INCOME                                              $  7,466        $  4,953        $  9,105        $  7,818
                                                        ========        ========        ========        ========
         EARNINGS PER SHARE:
                       BASIC                            $   0.49        $   0.33        $   0.60        $   0.59
                                                        ========        ========        ========        ========
                       DILUTED                          $   0.47        $   0.32        $   0.58        $   0.59
                                                        ========        ========        ========        ========
         WEIGHTED AVERAGE SHARES OUSTANDING:
                       BASIC                              15,376          15,172          15,276          13,191
                                                        ========        ========        ========        ========
                       DILUTED                            15,936          15,336          15,806          13,291
                                                        ========        ========        ========        ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                         COMMON STOCK      ADDITIONAL    RETAINED     UNREALIZED
                                        ----------------    PAID-IN      EARNINGS    GAIN (LOSS) ON   STOCKHOLDERS'   COMPREHENSIVE
                                        SHARES    AMOUNT    CAPITAL      (DEFICIT)    INVESTMENTS        EQUITY        INCOME (LOSS)
                                        ------    ------    -------      ---------    -----------        ------        -------------
BALANCES, DECEMBER 31, 1998              15,171    $151     $89,771       $(4,033)      $ 330           $ 86,219
   Net income                                --      --          --         9,105          --              9,105          $9,105
   Comprehensive loss                        --      --          --            --        (515)              (515)           (515)
                                                                                                                          ------
                                                                                                                          $8,590
                                                                                                                          ======
   Stock issuance (net of issuance
      costs)                                272       3       7,228            --          --              7,231
   Exercise of options                       83       1       1,485            --          --              1,486
                                         ------    ----     -------       -------       -----           --------
BALANCES, JUNE 30, 1999                  15,526    $155     $98,484       $ 5,072       $(185)          $103,526
                                         ======    ====     =======       =======       =====           ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           1999               1998
                                                                         --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  9,105           $  7,818
   Adjustments to reconcile net income to
       net cash provided by operating activities:
   Depreciation and amortization                                              489                329
   Loss (gain) from sale of property and equipment                              1                 (6)
   Deferred income taxes                                                       72              4,361
   Minority interest in loss of subsidiaries                                   --                (37)
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                                  (2,650)            (9,211)
      Prepaid expenses                                                       (134)                84
      Inventory                                                              (118)              (110)
      Other assets                                                           (238)                10
      Accounts payable                                                        677                  1
      Accrued liabilities                                                   3,553             (6,562)
      Unearned revenue                                                      7,238             13,670
                                                                         --------           --------
         Net cash provided by operating activities                         17,995             10,347

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of subsidiaries                                              (900)            (7,913)
   Investments                                                            (25,463)           (32,005)
   Notes receivable                                                           870             (4,228)
   Acquisition of property and equipment                                     (464)              (711)
   Proceeds from sale of property and equipment                                --                 62
   Acquisition of trademark                                                   (14)               (15)
                                                                         --------           --------
         Net cash used in investing activities                            (25,971)           (44,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                 (65)               (65)
   Issuance of common stock (net)                                           8,717             73,446
   Redemption of common stock                                                  --               (151)
                                                                         --------           --------
         Net cash provided by financing activities                          8,652             73,230
                                                                         --------           --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                           676             38,767
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                               15,080              1,164
                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                             $ 15,756           $ 39,931
                                                                         ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                                       $  2,806               none
                                                                         ========           ========
      Interest                                                           $     21           $     17
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of June 30, 1999 and the results of its operations and its cash flows for the three months and six months ended June 30, 1999 and 1998.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months and six months ended June 30, 1999 and 1998 are not indicative of the results to be expected for the year.

         PRINCIPLES OF CONSOLIDATION. The 1998 consolidated financial statements include the financial statements of CART, Inc. (a Michigan corporation) and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc. In addition, the 1998 consolidated financial statements include the financial statements of CART Licensed Products, L.P., a 55% owned subsidiary. As of March 13, 1998, and April 1, 1998, the consolidated unaudited financial statements also include the financial statements of American Racing Series, Inc. ("ARS"), a wholly-owned subsidiary and Pro-Motion Agency Ltd. ("Pro-Motion"), a wholly-owned subsidiary, respectively. Effective January 1, 1999, the Company purchased the 45% minority interest of CART Licensed Products, L.P. for $900,000. All significant intercompany balances have been eliminated in consolidation.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 unaudited consolidated financial statements in order for them to conform to the 1999 presentation.


2. ACQUISITIONS - PRO FORMA RESULTS

         The following unaudited pro forma summary for the three months and six months ended June 30, 1998 assume the acquisitions of ARS and Pro-Motion occurred as of January 1, 1998.


                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  JUNE 30, 1998       JUNE 30, 1998
                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
        -------------------------------------------------------------------------------
        Revenues                                      $20,034             $31,398
        Net income                                      4,980               8,084
        Earnings per share:
                 Basic                                $   .33             $   .59
                                                      =======             =======
                 Diluted                              $   .32             $   .59
                                                      =======             =======

3. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available for sale short-term investments by balance sheet classification:

                                                                GROSS UNREALIZED
JUNE 30, 1999                                                   ----------------
(IN THOUSANDS)                      COST        FAIR VALUE      GAIN          LOSS
--------------------------------------------------------------------------------------
Certificate of deposit             $ 3,999       $ 4,000       $     1       $    --
Commercial paper                    18,429        18,417            --            12
U.S. agencies securities            20,021        19,923             5           103
Corporate bonds                     19,182        19,144            20            58
Municipal bonds                     25,112        25,074            --            38
                                   -------       -------       -------       -------
Total short-term investments       $86,743       $86,558       $    26       $   211
                                   =======       =======       =======       =======

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.


4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 1998 and June 30, 1999:

                                                 (IN THOUSANDS)
                                             JUNE 30,     DECEMBER 31,
                                               1999          1998
                                             --------     ------------
         Engines                             $ 2,296        $ 2,296
         Equipment                             2,695          2,381
         Furniture and fixtures                  389            359
         Vehicles                              2,069          1,959
         Other                                   121            121
                                             -------        -------

         Total                                 7,570          7,116

         Less accumulated depreciation        (2,483)        (2,090)
                                             -------        -------

         Property and equipment (net)        $ 5,087        $ 5,026
                                             =======        =======


5. COMMON STOCK

         In May 1999, the Company completed the registered public offering of 1,816,500 shares of common stock that was sold by certain selling shareholders. In addition, upon exercise of the underwriters' over-allotment option, 272,475 shares of common stock were sold by the Company for $28.00 per share with net proceeds of approximately $7.2 million (less underwriting discounts and commissions and offering expenses).


6. SEGMENT REPORTING

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


                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
($ in thousands)                          RACING OPERATIONS      OTHER*       TOTALS
----------------                          -----------------      ------       ------
1999
----
Revenues                                        $25,054       $   419        $25,473
Interest income (expense) (net)                   1,389            (9)         1,380
Depreciation and amortization                       229            25            254
Segment income (loss) before income taxes        11,726           (18)        11,708

1998
----
Revenues                                        $19,601       $   433        $20,034
Interest income (expense) (net)                     982           (14)           968
Depreciation and amortization                       180             8            188
Segment income before income taxes                7,789            11        $ 7,800

                                                 SIX MONTHS ENDED JUNE 30,
                                                 -------------------------
($ in thousands)                          RACING OPERATIONS    OTHER*         TOTALS
----------------                          -----------------    ------         ------
1999
----
Revenues                                        $32,111       $   711        $32,822
Interest income (expense) (net)                   2,627           (10)         2,617
Depreciation and amortization                       451            38            489
Segment income (loss) before income taxes        14,282           (23)        14,259

1998
----
Revenues                                        $29,453       $   612        $30,065
Interest income (expense) (net)                   1,251           (17)         1,234
Depreciation and amortization                       315            14            329
Segment income (loss) before income taxes        12,393          (110)       $12,283

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                              1999            1998
                                                             --------       --------
              Total assets for reportable segment            $124,474       $ 99,425
              Other assets                                      1,497          1,157
                                                             --------       --------

              Total consolidated assets                      $125,971       $100,582
                                                             ========       ========

              Total liabilities for reportable segment       $ 21,818       $ 21,199
              Other liabilities                                   627          1,255
                                                             --------       --------

              Total consolidated liabilities                 $ 22,445       $ 22,454
                                                             ========       ========

7. COMMITMENTS AND CONTINGENCIES

         During a race in 1998, a driver was involved in a racing incident that propelled a tire and suspension parts into the grandstands. Three spectators were killed and six other spectators reported minor injuries. In 1999, the Company was joined as a co-defendant in two lawsuits originally filed in 1998. Each of the lawsuits were filed separately by the estates of two of the spectators killed and separately seek damages of unspecified amounts.

         We have and will continue to have liability insurance to cover racing incidents. We are also indemnified by track promoters for racing incidents. To the extent not covered by insurance or indemnification from the track promoters, any claims and associated expenses related to prior racing incidents, including the incident at Michigan Speedway, could adversely affect our financial and business results.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.


RESULTS OF OPERATIONS


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         REVENUES. Total revenues for the quarter ended June 30, 1999 were $25.5 million, an increase of $5.4 million, or 27% from the same period in the prior year. This increase was due to higher sanction fees and sponsorship revenue, partially offset by a decrease in television revenue, engine leases, rebuilds and wheel sales and other revenue, as described below.

         Sanction fees for the quarter ended June 30, 1999 were $15.7 million, an increase of $5.5 million, or 54%, from the same period in the prior year. This increase was partially the result of eight events taking place in the second quarter of 1999 compared to seven events in the same period in the prior year, increases in the sanction fees for the Nazareth, Pennsylvania and Milwaukee, Wisconsin events upon contract renewal in 1999 and annual escalation of sanction fees for the other events.

         Sponsorship revenue for the quarter ended June 30, 1999 was $5.1 million, an increase of $538,000, or 12%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship representation agreement entered into with ISL Worldwide that guarantees certain sponsorship income.

         Television revenue for the quarter ended June 30, 1999 was $2.0 million, a decrease of $56,000, or 3%, from the same period in the prior year. Television revenue is expected to remain flat for 1999 compared to 1998. However, the total number of races has increased from 19 races in 1998 to 20 races in 1999, thereby decreasing the per race revenue amount. Also, the decrease in television revenue was partially due to the elimination of ancillary support programming.

         Engine leases, rebuilds and wheel sales revenue for the quarter ended June 30, 1999 was $563,000, a decrease of $192,000 or 25% from the same period in the prior year. This decrease was primarily the result of having fewer entries in the Indy Lights series due to increased competition with other race series both domestically and internationally.

         Other revenue for the quarter ended June 30, 1999 was $2.0 million, a decrease of $343,000, or 15%, from the same period in the prior year. This decrease was partially attributable to a decrease in membership revenue and commissions from our support series due to fewer entries because of increased competition both domestically and abroad.

         EXPENSES. Total expenses for the quarter ended June 30, 1999 were $15.1 million, an increase of $1.9 million, or 15%, from the same period in the prior year. This increase was due to an increase in race distributions, race expenses and administrative and indirect expenses, as described below.

         Race distributions for the quarter ended June 30, 1999 were $6.1 million, an increase of $567,000, or 10%, from the same period in the prior year. This increase is due to eight races being held in the second quarter of 1999 compared with seven races held in the same period in the prior year.

         Race expenses for the quarter ended June 30, 1999 were $2.1 million, an increase of $780,000, or 60%, from the same period in the prior year. This increase is partially due to eight races being held in the second quarter of 1999 compared with seven races held in the same period in the prior year and added personnel and operating expenses in the areas of race operations and electronics.

         Cost of engine rebuilds and wheel sales for the quarter ended June 30, 1999 were $176,000, a decrease of $65,000 or 27% from the same period in the prior year. This decrease is due to decreased engine rebuild and wheel sales revenues as noted above.

         Administrative and indirect expenses for the quarter ended June 30, 1999 were $6.6 million, an increase of $612,000, or 10%, from the same period in the prior year. This increase was primarily attributable to an increase in marketing and advertising, sales costs related to sponsor sales and overhead related to running an additional race in the quarter ended June 30, 1999, as compared to the same period in the prior year.

         OPERATING INCOME. Operating income for the quarter ended June 30, 1999 was $10.3 million, an increase in income of $3.5 million from the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME (NET). Interest income (net) for the quarter ended June 30, 1999 was $1.4 million, an increase of $412,000, or 43%, from the same period in the prior year. This is due to an increase in investments using our cash flows from operations and the net proceeds from the secondary offering.

         INCOME TAX EXPENSE. Income tax expense for the quarter ended June 30, 1999 was $4.2 million, compared to an income tax expense of $2.8 million for the corresponding period in the prior year.

         NET INCOME/LOSS. Net income for the quarter ended June 30, 1999 was $7.5 million, an increase of $2.5 million from the corresponding period in the prior year as a result of the factors described above.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         REVENUES. Total revenues for the six months ended June 30, 1999 were $32.8 million, an increase of $2.8 million from the same period in the prior year. This was due to increased sanction fees, sponsorship revenue and engine leases, rebuilds and wheel sales, partially offset by a decrease in television revenue and other revenue, as described below.

         Sanction fees for the six months ended June 30, 1999 were $17.1 million, an increase of $1.9 million, or 12%, from the same period in the prior year. The increase was due to annual sanction fee escalation from existing contracts and increases in the sanction fees for the Nazareth, Pennsylvania and Milwaukee, Wisconsin events upon contract renewal in 1999.

         Sponsorship revenue for the six months ended June 30, 1999 was $9.3 million, an increase of $1.6 million, or 20%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship representation agreement we entered into with ISL Worldwide. Under the new ISL sponsorship agreement, ISL has guaranteed certain sponsorship income in 1999.

         Television revenue for the six months ended June 30, 1999 was $2.3 million, a decrease of $393,000, or 15%, from the same period in the prior year. Television revenue is expected to remain flat for 1999 compared to 1998. However, the total number of races has increased from 19 races in 1998 to 20 races in 1999, thereby decreasing the per race revenue amount. Also, the decrease in television revenue was partially due to the elimination of ancillary support programming.

         Engine leases, rebuilds and wheel sales for the six months ended June 30, 1999 was $1.1 million, an increase of $131,000 from the same period in the prior year. This increase was due to ARS being acquired in March 1998 and therefore, we included only a portion of ARS' first quarter revenues in our financial statements for the prior period. The increase was partially offset by having less ARS entries due to increased competition with other race series both domestically and internationally.

         Other revenue for the six months ended June 30, 1999 was $3.0 million, a decrease of $412,000, or 12%, from the same period in the prior year. This decrease was primarily attributable to a decrease in membership and commissions income in our support series due to having fewer number of entries in 1999 because of increased competition domestically and abroad, partially offset by an increase in royalty income.

         EXPENSES. Total expenses for the six months ended June 30, 1999 were $21.2 million, an increase of $2.2, or 11%, from the same period in the prior year. This increase was due to an increase in race expenses, cost of engine rebuilds and wheel sales, administrative and indirect expenses partially offset by a decrease in race distributions, as described below.

         Race distributions for the six months ended June 30, 1999 were $6.8 million, a decrease of $83,000, or 1%, from the same period in the prior year. The decrease was due to six ARS races being held in the six months ended June 30, 1999 compared to seven ARS races being held in the same period in the prior year.

         Race expenses for the six months ended June 30, 1999 were $3.1 million, an increase of $931,000, or 44%, from the same period in the prior year. The increase was due to our addition of two new departments, race operations and electronics, during the second and fourth quarters of 1998, respectively, and the addition of ARS and Pro-Motion Agency in March 1998 and April 1998, respectively.

         Cost of engine rebuilds and wheel sales for the six months ended June 30, 1999 were $357,000, an increase of $53,000 or 17% from the same period in the prior year. This increase is due to ARS being acquired in March 1998 and only a portion of the expense was reported in the same period in the prior year.

         Administrative and indirect expenses for the six months ended June 30, 1999 were $10.5 million, an increase of $1.1 million, or 11%, from the same period in the prior year. This increase was partially attributed to the addition of ARS and Pro-Motion administrative expenses since these companies were acquired in March and April 1998, respectively. In addition, marketing and advertising and promotional expenses have increased when compared to the same period in the prior year due to increased staff and the timing of certain programs.

         OPERATING INCOME. Operating income for the six months ended June 30, 1999 was $11.6 million, an increase of $593,000 from the same period in the prior year.

         INTEREST INCOME (NET). Interest income (net) for the six months ended June 30, 1999 was $2.6 million compared to interest income (net) of $1.2 million from the same period in the prior year. The increase of $1.4 million was primarily attributable to six months of interest earned on the invested proceeds from the initial public offering compared to only three months in the same period in the previous year.

         INCOME BEFORE INCOME TAXES. Income before income taxes for the six months ended June 30, 1999 was $14.3 million, compared to income before income taxes of $12.3 million from the same period in the prior year.

         INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 1999 was $5.2 million, compared to an income tax expense of $4.5 million from the same period in the prior year.

         NET INCOME/LOSS. Net income for the six months ended June 30, 1999 was $9.1 million compared to net income of $7.8 million from the same period in the prior year.


SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. During the second quarter ended June 30, 1999, we held eight races: Motegi, Japan; Long Beach, California; Nazareth, Pennsylvania; Rio de Janeiro, Brazil; Madison, Illinois; West Allis, Wisconsin; Portland, Oregon; and Cleveland, Ohio. During the second quarter ended June 30, 1998, we held seven races: Long Beach, California; Nazareth, Pennsylvania; Rio de Janeiro, Brazil; Madison, Illinois; West Allis, Wisconsin; Detroit, Michigan; and Portland, Oregon. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results.


LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering, secondary offering and cash flow from operations, supplemented by bank borrowings, to finance working capital, investments and capital expenditures during the past year.

         Our bank borrowing with a commercial bank consists of a fixed rate installment note incurred in connection with the acquisition of a mobile medical unit that we transport to each North American race. The note bears interest at the rate of 8.25% per annum and matures on May 1, 2001. The note is secured by our mobile medical unit. Interest is payable monthly. As of June 30, 1999, the current portion of this note was $130,000, and the long-term portion was $119,000.

         We also have a $1.5 million revolving line of credit with a commercial bank. As of June 30, 1999, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on June 30, 1999 was $15.8 million, a net increase of $676,000 from December 31, 1998. This increase was primarily the result of net cash provided by operations of $18.0 million and net financing activities of $8.7 million, which was offset by net cash used in investing activities of $26.0 million.

         We anticipate capital expenditures of approximately $1.5 million during the next twelve months. In April 1999, the Company entered into a letter of agreement with Robert Hollander, who resigned as president of CART Licensed Products, L.P., and his company to purchase the remaining 45% interest in CART Licensed Products, L.P. for $900,000 which closed on May 19, 1999. We believe that existing cash, short-term investments, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs.

         The economic crisis in Brazil provides some uncertainty in terms of collectability of future sanction fees and payments of the receivable from our Brazilian promoter. The receivable is to be repaid in five equal installments over the life of the sanction agreement with a stated 5% per annum interest rate. Letters of credit to be issued annually by the City of Rio De Janeiro will substantially cover the sanction fees and the receivable. In addition, in February 1999, ISL Worldwide signed an agreement with the Brazil promoter where the two entities will be equal partners in promoting the Brazil event for the next four years beginning in 1999. We received the entire sanction fee payment and receivable payment for 1999. The letter of credit for the 2000 event will be issued thirty days after the date the 2000 race is announced.

         In May 1999, we completed the registered public offering of 1,816,500 shares of common stock that were sold by certain selling shareholders with the net proceeds being paid solely to the selling shareholders. In addition, 272,475 shares of common stock were sold upon exercise of the underwriters' over-allotment option. We received net proceeds (after deducting the underwriters' discount and commissions and offering expenses) of approximately $7.2 million. We currently intend to use the net proceeds from this offering for general corporate purposes. Pending these uses, we expect to invest these funds in short-term, interest bearing, investment grade securities.


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

         PROJECT. Our Y2K project covers both traditional computer systems and infrastructure and computer-based hardware, such as fax machines, postage machines and phone systems. The Y2K project has six phases:

         I.     Awareness
         II.    Assessment
         III.   Detailed Analysis and Planning for Upgrades and Testing
         IV.    System Upgrades and Testing
         V.     Implementation
         VI.    Post Implementation

Phases I through V have been completed. The Post Implementation Phase includes our contingency plan where users will have developed fall back procedures, and are ready to implement manual procedures for conducting company business, record keeping, follow-up data entry and system recovery in the event of system failure.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         With the exception of historical information contained in this Form 10-Q, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The following factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

          o  competition in the sports and entertainment industry
          o  participation by race teams
          o  continued industry sponsorship
          o  regulation of tobacco and alcohol advertising and sponsorship
          o  competition by the Indy Racing League
          o  liability for personal injuries
          o  Y2K compliance

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         During a race at Michigan Speedway in July 1998, a driver was involved in a racing incident that propelled a tire and suspension parts into the grandstands. Three spectators were killed and six other spectators reported minor injuries. On July 12, 1999, we were joined as a co-defendant in a lawsuit originally filed on September 11, 1998 in the Lenawee County Circuit Court under the caption Thomas C. Fox, as Independent Personal Representative for the Estate of Kenneth D. Fox, Plaintiff, vs. Michigan International Speedway, Inc., a Michigan corporation, d/b/a/ Michigan Speedway Corporation, et al., Defendants, File No. 98-8008-NO. This lawsuit was filed by the estate of one of the spectators killed and seeks damages of an unspecified amount. On June 16, 1999, we were joined as a co-defendant in a lawsuit originally filed on October 20, 1998 in the Lenawee County Circuit Court under the caption Mary Tautkus, as Personal Representative for the Estate of Michael T. Tautkus, Deceased, Plaintiff, vs. Michigan International Speedway, Inc., a Michigan corporation, d/b/a/ Michigan Speedway Corporation, et al., Defendants, File No. 98-8050-NO. This lawsuit was filed by the estate of one of the spectators killed and seeks damages of an unspecified amount.

         We have and will continue to have liability insurance to cover racing incidents. We are also indemnified by track promoters for racing incidents. To the extent not covered by insurance or indemnification from the track promoters, any claims and associated expenses related to prior racing incidents, including the incident at Michigan Speedway, could adversely affect our financial and business results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)    Exhibits.

                  The following exhibits are filed herewith.

             EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
             --------------             ----------------------
                  10.1 Website Digital Media Agreement with CART Digital Media Enterprises, LLC dated March 22, 1999 (incorporated by reference to the Company's 8-K filed on April, 22, 1999 - portions of the Agreement were filed separately with the Securities and Exchange Commission with a request for confidential treatment).

                  27.1        Financial Data Schedule




 (b)    Reports on Form 8-K.

                  A current report on Form 8-K was filed on April 22, 1999, reporting the Website Digital Media Agreement with CART Digital Media Enterprises, LLC and the Company (portions of the Agreement were filed separately with the Securities and Exchange Commission with a request for confidential treatment).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHAMPIONSHIP AUTO RACING TEAMS, INC.


Date: 8-11-99                           By: /s/ Randy K. Dzierzawski
                                           ----------------------------------
                                        Randy K. Dzierzawski
                                        Chief Financial Officer