Form 10-Q
period 1999-09-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 1999-11-09
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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
Yes [ X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK $0.01 PAR VALUE                 15,586,568 SHARES
       ----------------------------                 -----------------
                  CLASS                     OUTSTANDING AT NOVEMBER 1, 1999



                         This report contains 18 pages.

                                TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.

                     Consolidated Balance Sheets at September 30, 1999
                     and December 31, 1998                                   3

                     Consolidated Statements of Operations for the Three
                     and Nine Months Ended September 30, 1999 and 1998       4

                     Consolidated Statement of Stockholders' Equity for
                     the Nine Months Ended September 30, 1999                5

                     Consolidated Statements of Cash Flows for the Nine
                     Months Ended September 30, 1999 and 1998                6

                     Notes to Consolidated Financial Statements              7


         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.         11


         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT         16
                     MARKET RISK

PART II - OTHER INFORMATION

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                      17

         SIGNATURES                                                         18

                                               CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                          AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                      (DOLLARS IN THOUSANDS)


                                                                                           SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                                           ------------------   -----------------
                                                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  5,178           $15,080
   Short-term investments                                                                          95,178            61,610
   Accounts receivable (net of allowance for doubtful accounts of  $210 and $306 at September 30, 1999 and
      December 31, 1998, respectively)                                                              6,682             4,708
   Current portion of notes receivable                                                                819               824
   Prepaid expenses                                                                                   783               331
   Inventory                                                                                          328                71
   Deferred income taxes                                                                               96               119
                                                                                                 --------           -------
      Total current assets                                                                        109,064            82,743
NOTES RECEIVABLE                                                                                    2,485             3,350
PROPERTY AND EQUIPMENT- Net                                                                         5,260             5,026
GOODWILL (net of accumulated amortization of  $251 and $105
   at September 30, 1999 and December 31, 1998, respectively)                                       7,490             5,778
OTHER ASSETS (net of accumulated amortization of $56 and $41
   at September 30, 1999 and December 31, 1998, respectively)                                         519               289
                                                                                                 --------           -------
TOTAL ASSETS                                                                                     $124,818           $97,186
                                                                                                 ========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                              $  1,439           $ 1,946
   Accrued liabilities:
      Race expenses and point awards                                                                2,845                --
      Royalties                                                                                       572             1,026
      Payroll                                                                                         669               482
      Taxes                                                                                         1,584             1,733
      Other                                                                                         1,500               934
   Deferred revenue                                                                                 4,125             4,273
   Current portion of long-term debt                                                                  130               130
                                                                                                 --------           ------
      Total current liabilities                                                                    12,864            10,524
LONG-TERM DEBT                                                                                         87               184
DEFERRED INCOME TAXES                                                                                 659               259
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 50,000,000 shares authorized, none issued
      and outstanding at September 30, 1999 and December 31, 1998                                      --                --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,586,568 and 15,171,666 shares issued and
      outstanding at September 30, 1999 and December 31, 1998, respectively                           156               151
   Additional paid-in capital                                                                      99,671            89,771
   Retained earnings (deficit)                                                                     11,637            (4,033)
   Unrealized gain (loss) on investments                                                             (256)              330
                                                                                                 --------           -------
Total stockholders' equity                                                                        111,208            86,219
                                                                                                 --------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $124,818           $97,186
                                                                                                 ========           =======

See accompanying notes to consolidated financial statements.

                           CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                        (UNAUDITED)
                         (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                          THREE MONTHS             NINE MONTHS
                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                       1999        1998         1999        1998
                                                     ----------  -------       -------     -------
REVENUES:

         Sanction fees                               $13,989     $10,143       $31,088     $25,385
         Sponsorship revenue                           5,664       4,942        15,003      12,705
         Television revenue                            2,194       1,643         4,483       4,324
         Engine leases, rebuilds and wheel sales         590         767         1,675       1,721
         Other                                         2,478       2,445         5,489       5,809
                                                     -------     -------       -------     -------

         Total revenues                               24,915      19,940        57,738      49,944

EXPENSES:

         Race distributions                            6,966       5,999        13,757      12,873
         Race expenses                                 2,451       1,932         5,620       4,198
         Cost of engine rebuilds and wheel sales         183         218           540         522
         Administrative and indirect expenses          5,910       6,266        16,284      15,484
         Depreciation and amortization                   274         228           763         556
         Minority interest                                --         (71)           --        (107)
                                                     -------     -------       -------     -------

         Total expenses                               15,784      14,572        36,964      33,526

OPERATING INCOME                                       9,131       5,368        20,774      16,418
         Interest income (net)                         1,370         909         3,987       2,140
                                                     -------     -------       -------     -------
INCOME BEFORE INCOME TAXES                            10,501       6,277        24,761      18,558
         Income tax expense                            3,937       2,312         9,091       6,776
                                                     -------     -------       -------     -------
NET INCOME                                           $ 6,564     $ 3,965       $15,670     $11,782
                                                     =======     =======       =======     =======
         EARNINGS PER SHARE:
                       BASIC                         $  0.42     $  0.26       $  1.02     $  0.85
                                                     =======     =======       =======     =======
                       DILUTED                       $  0.41     $  0.26       $  0.99     $  0.84
                                                     =======     =======       =======     =======
        WEIGHTED AVERAGE SHARES OUSTANDING:
                       BASIC                          15,565      15,172        15,374      13,859
                                                     =======     =======       =======     =======
                       DILUTED                        16,101      15,438        15,907      14,009
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

                                               CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)
                                                          (IN THOUSANDS)

                                                  ADDITIONAL                        UNREALIZED
                                  COMMON STOCK      PAID-IN        RETAINED       GAIN (LOSS) ON    STOCKHOLDERS'  COMPREHENSIVE
                                SHARES    AMOUNT    CAPITAL    EARNINGS (DEFICIT)   INVESTMENTS        EQUITY      INCOME (LOSS)
                                ------    ------    -------    ------------------   -----------        ------      -------------
BALANCES, DECEMBER 31, 1998     15,171     $151     $89,771        $(4,033)            $330          $ 86,219
   Net income                       --       --          --         15,670               --            15,670          $15,670
   Comprehensive loss               --       --          --             --             (586)             (586)            (586)
                                                                                                                       -------
                                                                                                                       $15,084
                                                                                                                       =======
   Stock issuance (net of
   issuance costs)                 272        3       7,264             --               --             7,267
   Exercise of options             143        2       2,636             --               --             2,638
                                ======     ====     =======        =======              ====          =======
BALANCES, SEPTMBER 30, 1999     15,586     $156     $99,671        $11,637             $(256)        $111,208
                                ======     ====     =======        =======             =====         ========

See accompanying notes to consolidated financial statements.


                              CHAMPIONSHIP AUTO RACING TEAMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                          (UNAUDITED)
                                         (IN THOUSANDS)
                                                                         1999          1998
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $ 15,670      $ 11,782
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         763           556
      Loss (gain) from sale of property and equipment                         1            (6)
      Deferred income taxes                                                 423         4,902
      Minority interest in loss of subsidiaries                              --          (107)
      Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                             (1,974)       (6,332)
         Prepaid expenses                                                  (452)         (234)
         Inventory                                                         (257)         (133)
         Other assets                                                      (205)           10
         Accounts payable                                                  (507)         (913)
         Accrued liabilities                                              2,995        (2,739)
         Deferred revenue                                                  (148)       10,153
                                                                       --------      --------

            Net cash provided by operating activities                    16,309        16,939

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of subsidiaries                                          (1,852)       (5,315)
   Investments                                                          (34,154)      (24,334)
   Notes receivable                                                         870        (4,125)
   Acquisition of property and equipment                                   (843)       (3,432)
   Proceeds from sale of property and equipment                              --            62
   Acquisition of trademark                                                 (40)          (16)
                                                                       --------      --------

            Net cash used in investing activities                       (36,019)      (37,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                               (97)          (97)
   Issuance of common stock (net)                                         9,905        73,421
   Redemption of common stock                                                --          (151)
                                                                       --------      --------

            Net cash provided by financing activities                     9,808        73,173
                                                                       --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (9,902)       52,952

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         15,080         1,164
                                                                       --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  5,178      $ 54,116
                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Income taxes                                                     $  8,130      $    250
                                                                       ========      ========
      Interest                                                         $     39      $     25
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of September 30, 1999 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1999 and 1998.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months and nine months ended September 30, 1999 and 1998 are not indicative of the results to be expected for the year.

         PRINCIPLES OF CONSOLIDATION. The 1998 consolidated financial statements include the financial statements of CART, Inc., a Michigan corporation, and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc. In addition, the 1998 consolidated financial statements include the financial statements of CART Licensed Products, L.P., a 55% owned subsidiary. As of March 13, 1998, and April 1, 1998, the consolidated unaudited financial statements also include the financial statements of American Racing Series, Inc. ("ARS"), a wholly-owned subsidiary and Pro-Motion Agency Ltd. ("Pro-Motion"), a wholly-owned subsidiary, respectively. Effective January 1, 1999, the Company purchased the 45% minority interest of CART Licensed Products, L.P. for $900,000. All significant intercompany balances have been eliminated in consolidation.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 unaudited consolidated financial statements in order for them to conform to the 1999 presentation.


2.    ACQUISITIONS - PRO FORMA RESULTS

         The following unaudited pro forma summary for the three months and nine months ended September 30, 1998 assume the acquisitions of ARS and Pro-Motion occurred as of January 1, 1998.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30, 1998     SEPTEMBER 30, 1998
                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
--------------------------------------------------------------------
Revenues                                $20,010              $51,408
Net income                                3,965               12,049
Earnings per share:
         Basic                          $   .26              $   .84
                                        =======              =======
         Diluted                        $   .26              $   .83
                                        =======              =======

3.  SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available for sale short-term investments by balance sheet classification:

SEPTEMBER 30, 1999                                               GROSS UNREALIZED
(IN THOUSANDS)                            COST      FAIR VALUE    GAIN      LOSS
---------------------------------------------------------------------------------
Certificate of deposit                  $ 3,999      $ 4,000      $  1      $ --
Commercial paper                         25,462       25,457                   5
U.S. agencies securities                 19,516       19,414                 102
Corporate bonds                          22,069       21,976         3        96
Municipal bonds                          24,388       24,331         3        60
                                        -------      -------      ----      ----
Total short-term investments            $95,434      $95,178      $  7      $263
                                        =======      =======      ====      ====



DECEMBER 31,                                                       GROSS UNREALIZED
(IN THOUSANDS)                               COST      FAIR VALUE    GAIN    LOSS
-----------------------------------------------------------------------------------
Commercial paper                           $33,168      $33,487      $319    $--
U.S. agencies securities                    20,034       20,047        13     --
Corporate bonds                              8,078        8,076        --      2
                                           -------      -------      ----    ---
Total short-term investments               $61,280      $61,610      $332    $ 2
                                           =======      =======      ====    ===


         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.


4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 1999 and December 31, 1998:

                                                               (IN THOUSANDS)
                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1999              1998
                                                    -------------     ------------
Engines                                               $ 2,296           $ 2,296
Equipment                                               2,920             2,381
Furniture and fixtures                                    396               359
Vehicles                                                2,214             1,959
Other                                                     121               121
                                                      -------           -------

Total                                                   7,947             7,116

Less accumulated depreciation                          (2,687)           (2,090)
                                                      -------           -------

Property and equipment (net)                          $ 5,260           $ 5,026
                                                      =======           =======

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

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
($ in thousands)                           RACING OPERATIONS   OTHER*        TOTALS
----------------                           -----------------   ------        ------
1999
----
Revenues                                        $24,427        $ 488        $24,915
Interest income (expense) (net)                   1,383          (13)         1,370
Depreciation and amortization                       250           24            274
Segment income before income taxes               10,351          150         10,501

1998
----
Revenues                                        $19,706        $ 234        $19,940
Interest income (expense) (net)                     921          (12)           909
Depreciation and amortization                       220            8            228
Segment income (loss) before income taxes         6,406         (129)         6,277


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
($ in thousands)                           RACING OPERATIONS   OTHER*        TOTALS
----------------                           -----------------   ------        ------
1999
----
Revenues                                       $56,538        $1,200        $57,738
Interest income (expense) (net)                  4,009           (22)         3,987
Depreciation and amortization                      701            62            763
Segment income before income taxes              24,634           127         24,761

1998
----
Revenues                                       $49,159        $  785        $49,944
Interest income (expense) (net)                  2,169           (29)         2,140
Depreciation and amortization                      534            22            556
Segment income (loss) before income taxes       18,797          (239)        18,558

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

($ in thousands)                                      SEPTEMBER 30,     DECEMBER 31,
----------------                                          1999             1998
                                                      -------------     ------------
Total assets for reportable segment                      $123,174        $95,851
Other assets                                                1,644          1,335
                                                         --------        -------

Total consolidated assets                                $124,818        $97,186
                                                         ========        =======

Total liabilities for reportable segment                 $ 12,939        $ 9,617
Other liabilities                                             671          1,350
                                                         --------        -------

Total consolidated liabilities                           $ 13,610        $10,967
                                                         ========        =======

6.    COMMITMENTS AND CONTINGENCIES

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

         We have and will continue to have liability insurance to cover racing incidents. We are also indemnified by track promoters for racing incidents. To the extent not covered by insurance or indemnification from the track promoters, any claims and associated expenses related to prior racing incidents, including the incident referred to above, could adversely affect our financial and business results.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.


RESULTS OF OPERATIONS


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         REVENUES. Total revenues for the quarter ended September 30, 1999 were $24.9 million, an increase of $5.0 million, or 25% from the same period in the prior year. This increase was due to higher sanction fees, sponsorship revenue, television revenue, and other revenue, partially offset by a decrease in engine leases, rebuilds and wheel sales, as described below.

         Sanction fees for the quarter ended September 30, 1999 were $14.0 million, an increase of $3.8 million, or 38%, from the same period in the prior year. This increase was partially the result of nine events taking place in the third quarter of 1999 compared to seven events in the same period in the prior year. The event staged in Cleveland, Ohio was held during the second quarter in 1999, compared to its third quarter race date in 1998. Similarly, the events staged in Detroit, Michigan and Houston, Texas were held during the third quarter in 1999, compared to second quarter and fourth quarter race dates, respectively, in 1998. An inaugural event for 1999 was held in Chicago, Illinois in the third quarter. In addition, the increase was due to annual escalation of sanction fees and an increase in the sanction fee for the Brooklyn, Michigan event upon contract renewal in 1999.

         Sponsorship revenue for the quarter ended September 30, 1999 was $5.7 million, an increase of $722,000, or 15%, from the same period in the prior year. This increase was primarily attributable to a new sponsorship representation agreement entered into with ISL Worldwide that guarantees certain minimum sponsorship income.

         Television revenue for the quarter ended September 30, 1999 was $2.2 million, an increase of $551,000, or 34%, from the same period in the prior year. Television revenue is expected to remain flat for 1999 compared to 1998. The increase was due to having nine events in the third quarter of 1999 compared to seven in the third quarter of 1998.

         Engine leases, rebuilds and wheel sales revenue for the quarter ended September 30, 1999 was $590,000 a decrease of $177,000 or 23% from the same period in the prior year. This decrease was primarily the result of having fewer entries in the ARS series due to increased competition with other race series both domestically and internationally.

         Other revenue for the quarter ended September 30, 1999 was $2.5 million, an increase of $33,000, or 1%, from the same period in the prior year. This increase was partially attributed to an increase in membership revenue due to having nine events in the third quarter of 1999 compared to seven events in the third quarter of 1998, partially offset by having fewer entries in the ARS series due to increased competition with other race series both domestically and internationally.

         EXPENSES. Total expenses for the quarter ended September 30, 1999 were $15.8 million, an increase of $1.2 million, or 8%, from the same period in the prior year. This increase was due to an increase in race distributions and race expenses, partially offset by a decrease in cost of engine rebuilds and wheel sales and administrative and indirect expenses, as described below.

         Race distributions for the quarter ended September 30, 1999 were $7.0 million, an increase of $967,000, or 16%, from the same period in the prior year. This increase is due to nine races being held in the third quarter of 1999 compared with seven races held in the same period in the prior year.

         Race expenses for the quarter ended September 30, 1999 were $2.5 million, an increase of $519,000, or 27%, from the same period in the prior year. This increase is partially due to nine races being held in the third quarter of 1999 compared with seven races held in the same period in the prior year and added personnel and operating expenses in the area of race operations.

         Cost of engine rebuilds and wheel sales for the quarter ended September 30, 1999 were $183,000, a decrease of $35,000 or 16% from the same period in the prior year. This decrease is due to decreased engine rebuild and wheel sales revenues as noted above.

         Administrative and indirect expenses for the quarter ended September 30, 1999 were $5.9 million, a decrease of $356,000, or 6%, from the same period in the prior year. This decrease was primarily attributable to a decrease in promotions and marketing and advertising expenses, partially offset by an increase in sales costs related to sponsor sales and overhead related to running additional races in the quarter ended September 30, 1999, as compared to the same period in the prior year.

         OPERATING INCOME. Operating income for the quarter ended September 30, 1999 was $9.1 million, an increase in income of $3.8 million from the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME (NET). Interest income (net) for the quarter ended September 30, 1999 was $1.4 million, an increase of $461,000, or 51%, from the same period in the prior year. This is due to an increase in investments from our cash flows from operations and the net proceeds from the secondary offering.

         INCOME BEFORE INCOME TAXES. Income before income taxes for the quarter ended September 30, 1999 was $10.5 million, compared to income before income taxes of $6.3 million from the same period in the prior year.

         INCOME TAX EXPENSE. Income tax expense for the quarter ended September 30, 1999 was $3.9 million, compared to an income tax expense of $2.3 million for the corresponding period in the prior year.

         NET INCOME/LOSS. Net income for the quarter ended September 30, 1999 was $6.6 million, an increase of $2.6 million from the corresponding period in the prior year as a result of the factors described above.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         REVENUES. Total revenues for the nine months ended September 30, 1999 were $57.7 million, an increase of $7.8 million from the same period in the prior year. This was due to increased sanction fees, sponsorship revenue and television revenue partially offset by a decrease in engine leases, rebuilds and wheel sales and other revenue, as described below.

         Sanction fees for the nine months ended September 30, 1999 were $31.1 million, an increase of $5.7 million, or 22%, from the same period in the prior year. The increase was partially due to two additional events being held in 1999 compared to the same period in the prior year and partially due to annual sanction fee escalation from existing contracts and increases in the sanction fees for the Nazareth, Pennsylvania; Milwaukee, Wisconsin; and Brooklyn, Michigan events upon contract renewal in 1999.

         Sponsorship revenue for the nine months ended September 30, 1999 was $15.0 million, an increase of $2.3 million, or 18%. This increase was primarily due to a sponsorship representation agreement we entered into with ISL Worldwide. Under the new ISL sponsorship agreement, ISL has guaranteed certain sponsorship income in 1999.

         Television revenue for the nine months ended September 30, 1999 was $4.5 million, an increase of $159,000, or 4%, from the same period in the prior year. Television revenue is expected to remain flat for 1999 compared to 1998. The increase was due to having two additional events in 1999 when compared to the same period in the prior year.

         Engine leases, rebuilds and wheel sales for the nine months ended September 30, 1999 was $1.7 million, a decrease of $46,000, or 3%, from the same period in the prior year. The decrease was due to having fewer ARS entries due to increased competition with other race series both domestically and internationally.

         Other revenue for the nine months ended September 30, 1999 was $5.5 million, a decrease of $320,000, or 6%, from the same period in the prior year. This decrease was primarily attributable to a decrease in membership and commission income in our support series due to having fewer number of entries in 1999 because of increased competition both domestically and internationally.

         EXPENSES. Total expenses for the nine months ended September 30, 1999 were $37.0 million, an increase of $3.4 million, or 10%, from the same period in the prior year. This increase was due to an increase in race distributions, race expenses, cost of engine rebuilds and wheel sales and administrative and indirect expenses, as described below.

         Race distributions for the nine months ended September 30, 1999 were $13.8 million, an increase of $884,000, or 7%, from the same period in the prior year. The increase was partially due to eighteen events being held in the nine months ended September 30, 1999 compared to sixteen events being held in the same period in the prior year.

         Race expenses for the nine months ended September 30, 1999 were $5.6 million, an increase of $1.4 million, or 34%, from the same period in the prior year. The increase was partially due to our addition of two new departments, race operations and electronics, during the second and fourth quarters of 1998, respectively, and the addition of ARS and Pro-Motion Agency in March 1998 and April 1998, respectively. The increase was also due to having eighteen events in 1999 compared to sixteen events in the same period in the prior year.

         Cost of engine rebuilds and wheel sales for the nine months ended September 30, 1999 were $540,000, an increase of $18,000 or 3% from the same period in the prior year. This increase is partially due to ARS being acquired in March 1998 and only a portion of the expense was reported in the same period in the prior year. The increase was partially offset by having fewer ARS entries as noted above.

         Administrative and indirect expenses for the nine months ended September 30, 1999 were $16.3 million, an increase of $800,000, or 5%, from the same period in the prior year. This increase was partially attributed to the addition of ARS and Pro-Motion administrative expenses since these companies were acquired in March and April 1998, respectively. In addition, expenses have increased for marketing and advertising, and sales costs related to sponsor sales, when compared to the same period in the prior year, partially offset by a decrease in television expenses due to the elimination of ancillary support programming.

         OPERATING INCOME. Operating income for the nine months ended September 30, 1999 was $20.8 million, an increase in income of $4.4 million from the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME (NET). Interest income (net) for the nine months ended September 30, 1999 was $4.0 million compared to interest income (net) of $2.1 million from the same period in the prior year. The increase of $1.9 million was partially attributable to nine months of interest earned on the invested proceeds from the initial public offering compared to only three months in the same period in the previous year and increased investments, from cash flow from operations and the net proceeds from the secondary offering.

         INCOME BEFORE INCOME TAXES. Income before income taxes for the nine months ended September 30, 1999 was $24.8 million, compared to income before income taxes of $18.6 million from the same period in the prior year.

         INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 1999 was $9.1 million, compared to an income tax expense of $6.8 million for the corresponding period in the prior year.

         NET INCOME/LOSS. Net income for the nine months ended September 30, 1999 was $15.7 million, an increase of $3.9 million from the corresponding period in the prior year as a result of the factors described above.


SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. During the third quarter ended September 30, 1999, we held nine races: Elkhart Lake, Wisconsin; Toronto, Canada; Brooklyn, Michigan; Detroit, Michigan; Lexington, Ohio; Chicago, Illinois; Vancouver, Canada; Monterey, California; and Houston, Texas. During the third quarter ended September 30, 1998, we held seven races:
Cleveland, Ohio; Toronto, Canada; Brooklyn, Michigan; Lexington, Ohio; Elkhart Lake, Wisconsin; Vancouver, Canada; Monterey, California. In addition, the mix between the type of races (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results.


LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering, secondary offering and cash flow from operations, supplemented by bank borrowings, to finance working capital, investments and capital expenditures during the past year.

         Our bank borrowing with a commercial bank consists of a fixed rate installment note incurred in connection with the acquisition of a mobile medical unit that we transport to each North American race. The note bears interest at the rate of 8.25% per annum and matures on May 1, 2001. The note is secured by our mobile medical unit. Interest is payable monthly. As of September 30, 1999, the current portion of this note was $130,000, and the long-term portion was $87,000.

         We also have a $1.5 million revolving line of credit with a commercial bank. As of September 30, 1999, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on September 30, 1999 was $5.2 million, a net decrease of $9.9 million from December 31, 1998. This decrease was primarily the result of net cash used in investing activities of $36.0 million, which was offset by net cash provided by operations of $16.3 million and net financing activities of $9.8 million.

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

         In May 1999, we completed the registered public offering of 1,816,500 shares of common stock that were sold by certain selling shareholders with the net proceeds being paid solely to the selling shareholders. In addition, 272,475 shares of common stock were sold upon exercise of the underwriters' over-allotment option. We received net proceeds (after deducting the underwriters' discount and commissions) of approximately $7.3 million. We currently intend to use the net proceeds from this offering for general corporate purposes. Pending these uses, we expect to invest these funds in short-term, interest bearing, investment grade securities.

         In October 1999, we announced the cancellation of the Hawaiian Super Prix event, due to the race promoter's inability to meet its financial obligations in accordance with the terms of the sanction agreement. Under the terms of the agreement, we are entitled to collect the total amount required under the agreement, and we were named as the beneficiary of a $5 million surety bond to secure such payment. We will proceed with exercising our rights under the sanction agreement and the surety bond.


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

Phases I through VI have been completed, however we are continuing to review and access all policies and procedures and any new purchases that could be impacted by Y2K.

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

         INTERFACES WITH THIRD PARTIES. Our Y2K project also considers the readiness of significant vendors and suppliers. We do not have any suppliers or vendors that are material to our operations as a whole. We have contacted our vendors and suppliers concerning their Y2K compliance, and the majority have replied that they are Y2K compliant. We continue to receive responses from our vendors and suppliers in regards to their Y2K compliance.

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



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At September 30, 1999, our investments consisted of certificates of deposits, commercial paper, corporate bonds, U.S. Agency issues, municipal bonds and repurchase agreements. The weighted average maturity of our portfolio is 256 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
    (a)   Exhibits.
                  The following exhibits are filed herewith.

          EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
          --------------                          ----------------------

               27.1                               Financial Data Schedule




    (b)   Reports on Form 8-K.

                 We were not required to file a Form 8-K during
                   the three months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CHAMPIONSHIP AUTO RACING TEAMS, INC.


     Date:     11-9-99                      By:    /s/  Randy K Dzierzawski
               -------------------------           -----------------------------

                                                   Randy K. Dzierzawski
                                                   Chief Financial Officer

18