Form 10-K405
period 1999-12-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2000-03-21
CIK 1051825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

On March 15, 2000 the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $219,126,951 based on a closing sales price on the NYSE of $20.4375 per share.

At March 15, 2000, the Registrant had 15,586,568 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report.

                               FORM 10-K TABLE OF CONTENTS

                                                                                    PAGE
PART I
Item 1.  Business..................................................................   4
Item 2.  Properties................................................................  24
Item 3.  Legal Proceedings.........................................................  24
Item 4.  Submission of Matters to a Vote of Security Holders.......................  24

PART II
Item 5.  Market of the Registrant's Common Equity and Related Stockholder Matters..  25
Item 6.  Selected Consolidated Financial Data......................................  26
Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation.............................................  28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk................  36
Item 8.  Financial Statements and Supplementary Data...............................  36
Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.............................................  36

PART III
Item 10. Directors and Executive Officers of the Registrant........................  37
Item 11. Executive Compensation....................................................  37
Item 12. Security Ownership of Certain Beneficial Owners and Management............  37
Item 13. Certain Relationships and Related Transactions............................  37

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  38


SIGNATURES

                                         PART I

ITEM 1: BUSINESS


INTRODUCTION

         We own, operate and sanction the premier open-wheel motorsports series in North America--the CART FedEx Championship. We are responsible for organizing, marketing and staging each of the races in the CART Championship. With speeds of up to 240 miles per hour, CART open-wheel racing is the fastest form of closed-circuit auto racing available to motorsports audiences, providing intense excitement and competition. We also own and sanction the Indy Lights Championship and the Atlantic Championship, both development series for the CART Championship.

         The drivers and racing teams participating in CART racing events are among the most recognized names in motorsports, with marquee drivers including:

         o Michael Andretti
         o Jimmy Vasser
         o Paul Tracy
         o Dario Franchitti
         o Adrian Fernandez
         o Juan Montoya
         o Christian Fittipaldi

         The excitement and competition of CART racing also attracts well-known racing legends, business leaders and sports and entertainment personalities as team owners including:

         o Chip Ganassi
         o Carl Haas
         o David Letterman
         o Bruce McCaw
         o Paul Newman
         o U.E. "Pat" Patrick
         o Roger Penske
         o Bobby Rahal

         Major sponsors of the CART Championship include:

         o Federal Express, Title Sponsor
         o MCI Worldcom
         o Budweiser
         o Mercedes-Benz
         o Honda
         o Craftsman
         o Motorola
         o PPG

In addition, other Fortune 500 companies sponsor particular race teams and events.

         Open-wheel racing is the oldest continually scheduled motorsports competition in the world, tracing its history to 1904. The 2000 CART Championship will include 20 races staged in five countries:

         o United States
         o Canada
         o Australia
         o Brazil
         o Japan

         One new race was added in 1999 at Cicero, Illinois, a suburb of Chicago. We conduct our races on four different types of tracks, requiring teams and drivers competing for the CART Championship to employ a variety of skills to master different courses. Each race weekend in the CART Championship is an "event" offering spectators the opportunity to enjoy a CART race, as well as a full weekend of motorsports related entertainment. Most of our events include additional races, such as events in the Indy Lights Championship or the Atlantic Championship, practice and qualifying rounds for all racing events, and automotive and general entertainment demonstrations and displays. Race weekends provide corporate sponsors and other businesses the opportunity to entertain their customers and employees through hospitality areas and other activities.

         We derive our revenues from five primary sources:

         o sanction fees paid by track promoters
         o corporate sponsorship fees
         o television revenues
         o engine leases and rebuilds for the Indy Lights series
         o licensing royalties

         Our revenues have increased during the last five years from $29.7 million in 1995 to $68.8 million in 1999.

         We were incorporated in Delaware in December 1997. Our principal executive office is located at 755 West Big Beaver Road, Suite 800, Troy, Michigan 48084, and our telephone number is (248) 362-8800.

RISK FACTORS

         SUBSTANTIAL COMPETITION - OUR RACING EVENTS FACE INTENSE COMPETITION FOR ATTENDANCE, TELEVISION VIEWERSHIP AND SPONSORSHIP. Our industry is highly competitive. We cannot assure you that we will be able to maintain or improve our market position. Our racing events compete with other events for television viewership, attendance and sponsorship funding. Our racing events compete with racing events sanctioned by other racing bodies, including:

         o Formula One
         o National Association of Stock Car Automobile Racing ("NASCAR")
         o Indy Racing League ("IRL")
         o National Hot Rod Association ("NHRA")
         o Sports Car Club of America ("SCCA")
         o Professional Sports Car Racing ("PSCR")

In addition, our racing events compete with other sports, entertainment and recreational events, including:

         o Football
         o Basketball
         o Baseball
         o Golf

         RELIANCE ON PARTICIPATION BY TEAMS - OUR FUTURE SUCCESS IS DEPENDENT UPON THE CONTINUED PARTICIPATION OF RACING TEAMS IN CART-SANCTIONED RACE EVENTS. If teams that currently participate in our events terminate their participation, then that could adversely affect our financial and business results. The teams participating in our events derive substantially all of their funding for race operations from their sponsors. Generally, team sponsors measure advertising exposure to determine future sponsorship commitments. A decrease in our attendance or television viewership could adversely affect the level of funding by some team sponsors. If sponsorship revenues are not available to teams, then those teams may not have the necessary funding to participate in our events. In addition, teams may elect to participate in a competing series rather than CART. We can not assure you that the current race teams will participate in future events.

         RELIANCE ON INDUSTRY SPONSORSHIPS - A SIGNIFICANT DECLINE IN SPONSORSHIP, PROMOTION AND ADVERTISING DOLLARS AVAILABLE TO US, OUR RACE PROMOTERS AND THE RACING TEAMS PARTICIPATING IN OUR EVENTS IN THE FUTURE COULD ADVERSELY AFFECT OUR FINANCIAL AND BUSINESS RESULTS. We generate significant revenue each year from the sponsorship, promotion and advertising of various companies and their products. The revenue generated from such sponsorship, promotion and advertising substantially depends upon the level of advertising expenditures by sponsors or prospective sponsors. The level of advertising expenditures depends in part on the financial condition of such companies and the availability and cost of alternative promotional outlets. It also depends on their perception of the benefits of using us, our events or race teams as an advertising medium. Television viewership, spectator attendance and race venues for our events significantly impact the advertising and promotional value to sponsors.

         RELIANCE ON PARTICIPATION BY SUPPLIERS - WITHOUT THE PARTICIPATION OF SUPPLIERS IN PROVIDING ENGINES, CHASSIS AND TIRES, WE MAY NOT BE ABLE TO CONTINUE SOME OF OUR RACING SERIES. We are dependent upon the continued participation of suppliers of engines, tires and chassis to teams competing in our events. The engines and tires for our race cars are designed specifically for our racing. Beginning in 2000, only one tire manufacturer will supply tires to competitors in the CART Championship. We believe that the costs to some industry suppliers are greater than the revenues generated from the sale or lease of such products and therefore they must derive advertising or technical benefits from such participation.

         RELIANCE ON EVENT PROMOTERS - WE DERIVE A SUBSTANTIAL PORTION OF OUR TOTAL REVENUES FROM SANCTION FEES WHICH ARE PAID TO US BY EACH PROMOTER. If several promoters incur financial losses or restrictions that prohibit future events from taking place or if such promoters elect not to promote our events in the future, we believe this could adversely affect our financial and business results.

         LIMITATIONS ON SPONSORSHIP - THE LOSS OF MOTORSPORTS INDUSTRY SPONSORSHIPS FROM TOBACCO AND ALCOHOL COMPANIES COULD HAVE ADVERSE EFFECTS ON US. Governmental authorities in many countries regulate advertising by companies in the alcohol and tobacco industries. Companies involved in these industries have been significant sponsors of race teams, racing series and events. Recently, governmental authorities have taken steps to further restrict sponsorship by tobacco companies. We do not derive significant sponsorship revenue from the tobacco and alcohol industries, but many of the race teams participating in our events derive a substantial portion of their operating revenues from such industry sponsors. In addition, many of our race events are sponsored in part by companies in the tobacco or alcohol industries, with such sponsorship fees paid to the track promoters. If these race teams and track promoters lose sponsorship fees from tobacco or alcohol industry sponsors without locating another sponsor, then we could lose that team as a participant or that promoter and it could adversely affect our financial and business results.

         In 1998, Phillip Morris, Brown & Williamson, Lorillard, R.J. Reynolds and the Liggett Group entered into a settlement agreement with the 46 states and the District of Columbia (collectively, the "States"). The settlement agreement restricts tobacco product advertising and marketing within the States. Among other restrictions, the settlement agreement:

         o prohibits tobacco product brand name sponsorship of concerts, events in which the intended audience is comprised of a significant percentage of youth under age 18, events in which any paid participants or contestants are youths, or any athletic event between opposing teams in any football, basketball, baseball, soccer or hockey league; and

         o limits each participating manufacturer to one tobacco product brand name sponsorship during any twelve-month period.

         We cannot assure you that a tobacco company will choose a motorsports event as its one annual event to sponsor. If a tobacco company does choose to do so, the settlement agreement permits the use of a tobacco product brand name for a race car series and a single race team within that series. If the tobacco company is not a sponsor of the race series in which the race team is competing, it can use the tobacco product brand name only for a single race team.

         EXPANSION - WE HAVE A LIMITED ABILITY TO EXPAND OUR RACE SCHEDULE. Expansion of the number of races we stage each year will require additional personnel and resolution of logistical issues such as transportation and availability of equipment. Our ability to expand the race schedule will also be limited by the availability of funding and equipment to teams for participation in additional events and by the teams' willingness to participate in an expanded schedule.

         INDIANAPOLIS 500 - NON-PARTICIPATION BY CART TEAMS AND DRIVERS IN THE INDIANAPOLIS 500 COULD HAVE AN ADVERSE EFFECT. We are unable to predict what effect the continued non-participation by substantially all of our teams at the Indianapolis 500 will have on our financial and business results. The IRL was formed in 1995 as a rival open-wheel racing league to compete directly with us. The IRL was founded by affiliates of the Indianapolis Motor Speedway. Since the creation of the IRL and certain rule changes at the Indianapolis 500, almost all of the CART teams and drivers have not competed at the Indianapolis 500.

         The Indianapolis 500 is a major racing event in the United States. It draws substantial television viewership. For these reasons, many companies that sponsored race teams historically regarded an involvement at the Indianapolis 500 as being an extremely important part of their sponsorship. Corporations have spent a considerable sum of money to sponsor racing teams participating at the Indianapolis 500 and for advertising and promotions for such sponsorship.

         GROWTH STRATEGY - WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY. A factor in our growth strategy is to acquire and develop race-related businesses and properties. We cannot assure you that we will be able to identify and acquire race-related businesses and properties. Our ability to effectively manage our future growth and to successfully implement this growth strategy will require us to successfully integrate the operations of acquired businesses and properties with our operations. We will also need to enhance our operational, financial and management systems. In addition, we will need to successfully hire, train, retain and motivate additional employees. If we fail to manage our growth effectively, then this could have an adverse affect on our financial and business results.

         LIABILITY FOR RACING-RELATED INCIDENTS - WE FACE THE INHERENT RISKS AND EXPOSURE TO CLAIMS IN THE EVENT THAT SOMEONE IS INJURED AT A CART-SANCTIONED EVENT. Racing events can be dangerous to participants and spectators. We have and will continue to have liability insurance to cover past and any future racing incidents. We are also indemnified by track promoters for racing incidents and obtain waivers from those participating in our events. To the extent not covered by insurance, any claims and associated expenses related to prior racing incidents could adversely affect our financial and business results. In addition, any claims and associated expenses related to future potential racing incidents, to the extent not covered by insurance, could adversely affect our financial and business results.

         CONTROL - OUR DIRECTORS AND OFFICERS CONTROL THE VOTING POWER. Our current directors and officers own approximately 25% of the outstanding shares of common stock. As a group, along with those affiliated with our race teams, they will control the outcome of substantially all issues submitted to our stockholders, including the election of directors. The interests of this group could conflict with the interests of the other stockholders.

         CONFLICTS - SOME OF OUR CURRENT STOCKHOLDERS AND DIRECTORS HAVE CONFLICTS OF INTEREST. Some of our current stockholders and most of our directors are affiliated with a race team that participates in the CART Championship. These factors result in an inherent conflict of interest for certain matters to be considered by the stockholders or directors. In addition, some of our stockholders and directors either control or are affiliated with others who control racing venues which stage CART and other racing events. Therefore, a conflict of interest may arise when we determine the location and dates of CART events and the amount of sanction fees paid. Under Delaware law, all directors owe a fiduciary duty to our stockholders.

         KEY PERSONNEL - WE ARE DEPENDENT ON OUR KEY PERSONNEL. Our continued success will depend upon the availability and performance of Messrs. Andrew Craig and Randy Dzierzawski, and the other members of our senior management team. If we lose key personnel or if we are unable to attract and retain key employees in the future, then it could adversely affect our operations and business plans. Although we have entered into employment agreements with key executive officers, we cannot assure you that each of these individuals will continue in his present capacity for a particular period of time.

         INTERIM RESULTS - OUR QUARTERLY RESULTS ARE SUBJECT TO FLUCTUATION AND SEASONALITY AS A RESULT OF THE SCHEDULING OF OUR RACES. Historically, our revenues are higher in the second and third quarters of the year due to the number of races that we stage in those quarters. The scheduling of any race in the CART Championship can significantly affect our quarterly results of operations when compared to a previous quarter if races are scheduled during different quarters from year to year. You may be unable to usefully compare our results in one quarter to our results in a prior period due to these timing differences. This may affect your ability to analyze our results on a quarterly basis and could also affect the market price of our stock. You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results" for a discussion of our quarterly results.

         SALES OF SHARES - SALES OF SHARES BY EXISTING STOCKHOLDERS COULD ADVERSELY EFFECT THE MARKET PRICE OF OUR COMMON STOCK. Sales of significant amounts of common stock in the public market by the team owners, or the perception that such sales may occur, could cause the market price of the common stock to drop. As of March 15, 2000, 15,586,568 shares of common stock were outstanding.

INDUSTRY OVERVIEW

         TYPES OF AUTO RACING. Auto racing consists of several distinct categories, each with its own organizing body and racing events.
Internationally, the most recognized form of auto racing is open-wheel racing, utilizing an aerodynamically designed chassis and technologically advanced equipment. The most established open-wheel racing series are:

         o Formula One
         o CART Championship
         o IRL
         o Formula 3000
         o Indy Lights Championship
         o Atlantic Championship

                  o FORMULA ONE. The Formula One World Championship was founded in 1950. The Federation Internationale de L'Automobile ("FIA") sanctions Formula One World Championship events consisting of open-wheel races on road courses in Europe, South America, Asia, Canada and Australia. The 2000 season will include 17 races. The 1999 Formula One calendar included 16 events in 15 different countries.

                  o CART. The CART Championship started in 1978 and is the premier open-wheel motorsports series in North America. The CART Championship is sanctioned by CART and will include 20 races this year. The 1999 season included 20 races. CART events are staged on four different types of tracks:

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

                  o IRL. The IRL was formed as a rival United States open-wheel racing series, competing with CART and began racing in 1996. The IRL sanctions its own events. The IRL's events are staged solely on oval courses and will include 10 races this year, including the Indianapolis
         500. The IRL's 1999 season consisted of 10 races, including the Indianapolis 500.

                  o FORMULA 3000. The FIA sanctions the International Formula 3000 Championship. The 2000 championship season covers Europe between April and September in a ten race series. Success in Formula 3000 has been the stepping stone for many drivers into Formula One.

                  o INDY LIGHTS CHAMPIONSHIP. We sanction the Indy Lights Championship and have designated it as the "Official Development Series of the CART Championship." Similar to CART, the Indy Lights Championship is staged on four different types of tracks. The Indy Lights Championship consisted of 12 races during the 1999 season in the United States and Canada. In 2000, the Indy Lights Championship will be comprised of 12 races in the United States, Canada and the Dutch Antilles.

                  o ATLANTIC CHAMPIONSHIP. We also sanction the Atlantic Championship. The Atlantic Championship is also a stepping stone to a career in international motorsports competition. The 1999 Atlantic Championship consisted of 12 races in the United States and Canada, with 10 events held in conjunction with CART events, one race as a support series to a Formula One race in Montreal, Canada, and another as a stand alone race. The 2000 Atlantic Championship will consist of 12 races in the United States and Canada.

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

                  o NASCAR. Professional stock car racing developed in the Southeastern United States in the 1930s, and NASCAR has been influential in the growth and development of the sport. NASCAR is the most recognized sanctioning body of professional stock car racing in North America, supervising the Winston Cup and Busch Grand National stock car race series. The 1999 Winston Cup and Busch Grand National race series included 34 and 32 races, respectively; all of which were held in the United States.

                  o OTHER SANCTIONING BODIES. Sports car races are held on road courses and temporary street circuits throughout the United States and are sanctioned by SCCA and PSCR. The NHRA sanctions drag races in the United States. The Automobile Racing Club of America ("ARCA") sanctions stock car races that are less prominent than those sanctioned by NASCAR.

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

         PARTICIPANTS. The primary participants in motorsports are:

         o spectators
         o corporate sponsors
         o track owners/race promoters
         o drivers
         o team owners
         o sanctioning bodies

         SPECTATORS. After soccer, motorsports is the most watched sport worldwide. Motorsports is among the fastest growing spectator sports in the United States. During 1999, approximately 2.5 million people attended CART events. CART races were also televised in 195 countries in 1998, with aggregate television audiences approaching 1 billion viewers.

         CORPORATE SPONSORS. Corporate sponsors are drawn to motorsports by the large number of spectators and television viewers and their attractive demographics. Corporate sponsors are active in all phases of the industry. We believe that the demographic profile of our growing spectator base has considerable appeal to sponsors, track owners, television networks and advertisers. The mean household income of our spectators is estimated to be $62,400, compared to $47,600 for an average United States household. We believe that the spectators are loyal to motorsports and to its corporate sponsors. In addition to sponsoring the various racing series, corporate sponsors support drivers and teams by funding certain costs of their operations, and race promoters and track owners by sponsoring and promoting specific events. In return, corporate sponsors receive advertising exposure on television and radio, through newspapers and in printed materials. Corporate sponsors also receive advertising, promotional and hospitality benefits at the track during the race weekend. Finally, corporate sponsors benefit from the attractive values of the high-speed, high technology competition that we provide. These values can be used to add new values and points of difference to each sponsor's brands. Companies negotiate sponsorship arrangements based on factors including a series' or event's audience size, spectator demographics and a team's racing success.

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

         DRIVERS. A majority of drivers contract independently with team owners, while select drivers may own their own teams. Principally, drivers receive income from contracts with team owners, sponsorship fees and prize money. Successful drivers may also receive income from personal endorsement fees, sales of licensed merchandise and souvenir sales. The personality and success of a driver can be an important marketing advantage for the sanctioning body and team owners because it can help attract audiences, corporate sponsorships and generate sales for licensed merchandise.

         TEAM OWNERS. In most instances, team owners underwrite the financial risk of placing their teams in competition. They contract with drivers, acquire racing vehicles and support equipment, employ pit crews and mechanics and syndicate sponsorship of their teams. Team owners generally receive income primarily from sponsorships and a percentage of prize money won.

         SANCTIONING BODIES. Sanctioning bodies such as us sanction events at various race venues in exchange for fees from race promoters. Sanctioning bodies are responsible for all aspects of race management necessary to "manufacture" the race event. They are responsible for presenting racing cars, drivers and teams and providing race officials to ensure fair competition, as well as providing the race and series' purses and other prize payments.

         The FIA, based in Geneva, Switzerland, is the worldwide governing body for auto racing, with "national sporting authority" members in more than 100 countries. The FIA's United States national sporting authority is the Automobile Competition Committee of the United States (ACCUS). It in turn is made up of seven member-sanctioning organizations:

         o CART
         o NASCAR
         o United States Auto Club ("USAC")
         o PSCR
         o NHRA
         o SCCA
         o IRL

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

                  o EXPAND INTERNATIONAL AUDIENCE. We believe that the world market for motorsports is predisposed to CART's style of exciting, competitive, open-wheel racing. The CART Championship spanned five countries on four continents in 1999, with events in the United States, Canada, Australia, Brazil and Japan. We typically receive higher sanction fees from the race promoters of international race events. Our management continues to explore additional opportunities to export our high-value, American racing product throughout the world and to include more international-based sponsors for the CART Championship and our race teams.

                   o EXPAND MEDIA EXPOSURE. We plan to expand our overall television presence on a worldwide basis. The acquisition of Indy Lights and the Atlantics series, plus the addition of a new race in Chicago, results in our company being the rights owner for over 85 hours of high quality motorsports programming. We intend to build the worldwide distribution base for all three race series in the future. In the United States, we will focus on improving our television ratings on both network and cable and on developing race programming focused on new audiences for the sport.

                  In 2000, we are going to re-launch "Inside CART," our magazine-type show that will be aired on ESPN 2. We intend to produce 25 episodes of "Inside CART." We will explore additional media opportunities in 2000. We are also expanding our radio race coverage and will be broadcasting all 20 races in all of our North American race markets, plus the Phoenix, Las Vegas and Indianapolis markets. In addition, we will be launching our "CART Hotline," a radio call-in show that will air in the above-mentioned markets every Friday evening during our race season. Television and radio programming that is in addition to race coverage is an important element in our strategy to increase brand awareness and educate our fans.

                  We will continue to expand press coverage for all three series
         - an area where we achieved substantial growth in 1999.

                  We have experienced significant growth with our web site CART.com. During 1998, we added E-Commerce and a business section to CART.com, and in 1999, we entered into an agreement with CART Digital Media Enterprises, LLC where they redeveloped the entire site with a new look and presentation that has increased the immersive experience for visitors. During 1999, our website received nearly 8 million visits, up by 130% from 1998.

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

                  o ACQUIRE AND DEVELOP RELATED BUSINESSES AND PROPERTIES. We will selectively pursue opportunities to acquire and apply our brand name to other race-related businesses and properties. We expect to vertically integrate certain support-racing series to develop future racing talent in the United States. We are also seeking opportunities to acquire and develop race experience products which will provide potential and existing race fans with an affordable and accessible opportunity to experience the sport. These may include opportunities such as:

                  - Simulation or virtual reality products
                  - Indoor kart racing centers
                  - Race schools

         As the first step in this strategy, in 1998 we acquired American Racing Series ("ARS"), which operates Indy Lights, and certain assets of BP Automotive ("BP"), which provides certain equipment to the participants of Indy Lights, as well as Pro-Motion Agency which operates the Atlantic Championship series.

THE CART ADVANTAGE

         The drivers, cars, venues and fans provide us with a world class product for audiences and sponsors.

         THE DRIVERS. The diversity of our drivers adds to our worldwide appeal. In 1999, 25 of the 36 drivers who competed in at least one of our race events were born outside of the United States. In total, these drivers represented 11 different countries. In 1999, the top seven drivers in the CART Championship each represented a different country.

         THE CARS. The cars are developed by a variety of different chassis manufacturers:

         o Lola
         o Reynard
         o Swift

These high-tech race cars are powered by state-of-the-art engines from:

         o Ford
         o Honda
         o Mercedes-Benz
         o Toyota

Beginning with the 2000 race season, all cars will ride on tires provided by Firestone.

         THE VENUES. CART races are conducted on four different types of tracks:

         o superspeedways
         o ovals
         o temporary street courses
         o permanent road courses

The variety of tracks require different set-ups for chassis, engines and tires, requiring drivers and teams to adapt to the various courses.

         THE FANS. The primary means for a fan to interface with the CART Championship is through direct attendance at events or by television viewership. Our spectators are demographically attractive to sponsors and advertisers. They are generally young individuals with education and income levels above the U.S. national average. This makes sponsorship of CART, our teams and events an attractive advertising and promotional investment. Our television audience, while closer to the national average for household income, encompasses an above-average proportion of adult males. This is an attractive demographic for advertisers since this age group tends to watch less television than the average American.

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

         Since Mears' victory in the inaugural season, CART has had many other memorable champions including:

         o Al Unser, Sr.
         o Johnny Rutherford
         o Mario Andretti
         o Danny Sullivan
         o Emerson Fittipaldi
         o Al Unser, Jr.
         o Michael Andretti
         o Bobby Rahal
         o Nigel Mansell
         o Jacques Villeneuve
         o Jimmy Vasser
         o Alex Zanardi
         o Juan Montoya

         Competitive, close racing is the hallmark of CART. In 1991, we had six different winners in the first six races. In 1993, we had six different race winners and 13 different podium finishers. The 1994 through 1999 race seasons were equally competitive. In 1999, we had a series record ten different winners, including first-time victories in the CART Championship for Christian Fittipaldi, Tony Kanaan and rookie, Juan Montoya. The 1999 Championship was one of our most intense competitions, with the CART champion not being determined until the finish of our last race, when Juan Motoya and Dario Franchitti finished tied with 212 Championship points each. It was the first time in CART history where a tiebreaker was implemented, using the number of races won as the determining factor. Juan Montoya won the title with his seven victories to Dario Franchitti's three victories.

         Due to starting position reservations and changes to equipment specifications, CART teams have generally not competed in the Indianapolis 500 since 1995. Although the IRL removed starting position reservations after the 1997 Indianapolis 500, the majority of CART teams do not participate in the Indianapolis 500. In 2000, we have elected not to schedule a race during the weekend the Indianapolis 500 is run. We cannot predict the number of our race teams, if any, that will participate in the Indianapolis 500 this year. We continue to evaluate opportunities for an accommodation with the Indianapolis Motor Speedway, but we can not assure you that a resolution will be reached or of the timing of any such resolution. We are unable to predict what effect, if any, the continued non-participation by CART teams at the Indianapolis 500 will have on our future results.

Since 1995, we have added races in the United States in:

         o Homestead, Florida
         o Madison, Illinois
         o Fontana, California
         o Houston, Texas
         o Cicero, Illinois

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

         We have designated the Indy Lights Championship the "Official Development Series of the CART Championship," and we sanction its race events. During the 1999 season, eight different drivers, representing seven different race teams and seven different countries, won races, making 1999 one of the most competitive seasons in the series' history. During 1999, the series had a total of 24 drivers, representing 10 countries, competing in at least one race in the Indy Lights Championship. Some graduates from the Indy Lights Championship who have competed in the CART Championship include drivers:

         o Paul Tracy
         o Bryan Herta
         o Greg Moore
         o Andre Ribeiro
         o Adrian Fernandez
         o Tony Kanaan
         o Helio Castro-Neves
         o Cristiano da Matta
         o Naoki Hattori
         o Luiz Garcia Jr.

In 1999, three CART team owners, Gerald Forsythe (Forsythe Championship Racing), Bruce McCaw (PacWest Racing) and Barry Green (Team KOOL Green), also had teams competing in the Indy Lights Championship.

         Similar to the CART Championship, we stage the Indy Lights Championship races on four different types of tracks. At certain venues, we receive a sanction fee from the promoter for staging the Indy Lights event. We believe that the Indy Lights Championship can create significant revenue growth for us through:

         o packaged sponsorships with our other race series
         o extending our efforts to integrate category sponsorship
         o additional sanction fees for "stand alone" Indy Lights events, both in the United States and overseas

         In 2000, the Indy Lights Championship will include a stand-alone race event on the island of Aruba.

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

SANCTION FEES

         For each race in the CART Championship, we enter into a multi-year sanction agreement with the promoter, which provides for payment of a sanction fee to CART. For the year ended December 31, 1999, promoters paid us sanction fees of approximately $35.5 million, an average of $1.8 million per event, representing approximately 52% of our revenues. For the year ended December 31, 1998, promoters paid us sanction fees of approximately $30.4 million, averaging $1.6 million per event and representing approximately 49% of our total revenues.

         International events typically have higher sanction fees than events in North America. So, as we have expanded internationally, our average sanction fee has increased. Additionally, as we grow our sport, the opportunity to grow our sanction fees may rise both by increases in sanction fees to reflect increased value and by the inclusion of new international and domestic race venues. We also believe that the popularity of the CART Championship will provide additional domestic and international race venues willing to pay sanction fees higher than our current average sanction fee. However, when we determine our race venues, we consider many factors such as the market, the history, promoter stability, racing facilities and our race mix, and do not solely determine our race venues based upon sanction fees.

RACING EVENTS

         When staging a CART event, we provide all aspects of race management necessary to "manufacture" the race event, including the required expertise and personnel. We provide these race management services to track promoters in exchange for the sanction fee.

         As competition, support and interest in the CART Championship have increased, we have increased the number of events we stage each race season. The 1979 CART Championship was comprised of 13 race events. In 1999, we managed 20 races - 15 in the United States, two in Canada and one each in Australia, Brazil and Japan. These races included:

         o two superspeedway races
         o seven oval races
         o seven temporary street course races
         o four permanent road course races

         In 1999, the Indy Lights Championship was comprised of 12 races. In 2000, the Indy Lights Championship will include 12 races, eleven held in conjunction with CART events and one "stand alone" event in the Dutch Antilles.

         In 1999, the Atlantic Championship was comprised of 12 races. Of the 12 races, 10 were held in conjunction with CART events, one event was held in conjunction with a Formula One race and one was a "stand alone" event. In 2000, the Atlantic Championship will consist of 12 races, with one "stand alone" event and one race in conjunction with a Formula One race.

         In the following table, we have provided the locations and venues for the 2000 CART Championship, Indy Lights Championship and Atlantic Championship, as well as the event dates for the 2000 seasons and a description of the racing circuit:

                                                    CART       INDY
                                                EVENT DATES   LIGHTS   ATLANTIC
                 LOCATION                           2000       RACE      RACE             TRACK DESCRIPTION
                 --------                           ----       ----      ----             -----------------
Homestead, Florida                                  3/26        No        Yes (2 races)   1.5 mile oval
  Metro-Dade Homestead Motorsports Complex
Nazareth, Pennsylvania                               4/9        No        No              1.0 mile tri-oval
  Nazareth Speedway
Long Beach, California                              4/16       Yes        Yes             1.6 mile temporary street course
  Long Beach
Rio de Janeiro, Brazil                              4/30        No        No              1.8 mile oval
  Emerson Fittipaldi Speedway at
  Nelson Piquet International Raceway
Motegi, Japan                                       5/13        No        No              1.5 mile oval
  Twin Ring
West Allis, Wisconsin                                6/4       Yes        Yes             1.0 mile oval
  The Milwaukee Mile
Detroit, Michigan                                   6/18       Yes        No              2.1 mile temporary street course
  The Raceway on Belle Isle
Portland, Oregon                                    6/25       Yes        No              2.0 mile permanent road course
  Portland International Raceway
Cleveland, Ohio                                      7/2        No        Yes             2.4 mile temporary street course
  Burke Lakefront Airport
Toronto, Ontario, Canada                            7/16        No        Yes             1.8 mile temporary street course
  Toronto
Brooklyn, Michigan                                  7/23       Yes        No              2.0 mile tri-oval superspeedway
  Michigan International Speedway
Chicago, Illinois                                   7/30       Yes        No              1.0 mile oval
  Chicago Motor Speedway
Lexington, Ohio                                     8/13       Yes        No              2.3 permanent road course
  Mid-Ohio Sports Car Course
Elkhart, Wisconsin                                  8/20        No        Yes             4.0 mile permanent road course
  Road America
Vancouver, British Columbia, Canada                  9/3       Yes        No              1.7 mile temporary street course
  Vancouver
Monterey, California                                9/10       Yes        Yes             2.2 mile permanent road course
  Laguna Seca Raceway
Madison, Illinois                                   9/17       Yes        Yes             1.3 mile banked oval
  Gateway International Raceway
Houston, Texas                                      10/1        No        Yes             1.7 mile temporary street course
  Houston
Gold Coast, Queensland, Australia                  10/15        No        No              2.8 mile temporary street course
  Surfers Paradise, Queensland
Fontana, California                                10/29       Yes        No              2.0 mile banked oval superspeedway
  California Speedway
Montreal, Quebec, Canada (6/17)                       --        No        Yes             2.7 mile temporary street course
  Gilles-Villeneuve Circut
Trois-Rivieres, Quebec, Canada (7/30)                 --        No        Yes             2.1 mile temporary street course
  Trois-Rivieres
Island of Aruba (12/3)                                --       Yes        No              2.6 mile road course
  Aruba Motorsports Complex

DRIVERS

         During the 1999 season, 36 drivers competed in at least one of the CART race events, including past champions:

         o Michael Andretti
         o Al Unser, Jr.
         o Jimmy Vasser

         In the following table, we have provided information regarding each of the drivers who are expected to participate in the 2000 CART Championship:

      DRIVER                    BIRTH PLACE                        2000 RACE TEAM
      ------                    -----------                        --------------
MICHAEL ANDRETTI*          Bethlehem, Pennsylvania             Newman/Haas Racing
Mark Blundell              Barnet, Hertforshire, England       PacWest Racing Group
Kenny Brack                Arvika, Sweden                      Shell Team Rahal
Patrick Carpentier         Ville Lasalle, Quebec, Canada       Player's Forsythe Racing
Helio Castro-Neves         Sao Paulo, Brazil                   Marlboro Team Penske
Cristiano da Matta         Bela Harizonte, Brazil              PPI Motorsports
Gil de Ferran              Paris, France                       Marlboro Team Penske
Adrian Fernandez           Mexico City, Mexico                 Patrick Racing
Christian Fittipaldi       Sao Paulo, Brazil                   Newman/Haas Racing
Dario Franchitti           Edinburgh, Scotland                 Team KOOL Green
Mauricio Gugelmin          Joinville, Brazil                   PacWest Racing Group
Richie Hearn               Glendale, California                Della Penna Motorsports
Bryan Herta                Warren, Michigan                    Forsythe Championship Racing
Michel Jourdain, Jr.       Mexico City, Mexico                 Bettenhausen Motorsports
Tony Kanaan                Salvador, Bahia, Brazil             Mo Nunn Racing
Takuya Kurosawa            Gotenba, Shizuoka, Japan            Dale Coyne Racing
JUAN MONTOYA*              Bogota, Columbia                    Target/Chip Ganassi Racing
Roberto Moreno             Rio de Janeiro, Brazil              Patrick Racing
Shinji Nakano              Toyko, Japan                        Walker Racing
Max Papis                  Como, Italy                         Miller Team Rahal
Oriol Servia               Pals, Catalonia, Spain              PPI Motorsports
Alexandre Tagliani         Lachenaie, Quebec, Canada           Player's Forsythe Racing
Paul Tracy                 Scarborough, Ontario, Canada        Team KOOL Green
JIMMY VASSER*              Canoga Park, California             Target/Chip Ganassi Racing

* Indicates past champion of the CART Championship.

CORPORATE SPONSORS

         We receive sponsorship revenues pursuant to sponsorship contracts. In exchange for sponsorship revenues, we provide our sponsors the opportunity to receive brand and product exposure. For the year ended December 31, 1999, we received sponsorship revenues of approximately $19.2 million, representing approximately 28% of our total revenues. For the year ended December 31, 1998, we received sponsorship revenues of approximately $16.4 million, representing approximately 26% of our total revenues.

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

         In June 1998, we entered into a nine-year agreement with ISL Worldwide. Under the agreement, we appointed ISL as our exclusive worldwide marketing agent for the sale of all sponsorships of our open wheel racing series, including:

         o the CART Championship
         o the Indy Lights Championship
         o the Atlantic Championship

         We have listed below some of our most significant sponsors for the 2000 CART Championship:

                                                                                  YEARS AS
              SPONSOR                          OFFICIAL DESIGNATION                SPONSOR
              -------                          --------------------                -------
Federal Express                      Official Series Sponsor                         2
MCI Telecommunications               Official Communications Company                 3
Budweiser                            Official Beer                                   5
Craftsman Tools                      Official Hand Tools                             5
Featherlite Trailers and
   Vantare Coach                     Official Trailer and Coach                      5
Ford SVO Technology                  Official Safety Technology Provider             3
Holmatro                             Official Rescue Tool                            8
Honda Motorcycles                    Official Motorcycle                             4
Honda Power Equipment                Official Power Equipment                        4
K&K Insurance                        Official Insurance Provider                     6
Mercedes-Benz                        Official Car                                    5
Motorola                             Official Communications Hardware                1
PPG Industries                       Official Automotive Paint and Refinishing
                                                   Supplier                         20
Racing Radios                        Official Two-Way Radio                         10
Toyota Trucks                        Official Truck                                  4

         In addition to the sponsors listed above, we have entered into various sponsorship agreements with other companies, which supply us with products and services. Official sponsors of the CART Championship pay money and provide products and services to us in return for being designated as an official sponsor. The payment obligations, as well as the amount of advertising exposure and other benefits, vary significantly among sponsors based on the negotiated terms of each sponsorship agreement. No sponsorship agreement provided more than 10% of our revenues during 1999, 1998 or 1997.

ATTENDANCE, VIEWERSHIP AND BROADCAST RIGHTS

         ATTENDANCE. CART spectator attendance has grown dramatically in the 1990s, with more than a 50% increase from 1990 to 1998, based upon figures compiled by Goodyear Tire & Rubber Co. Race Reports. However, at the end of the 1998 season, Goodyear ceased compiling attendance figures. The only other known third-party source for this data is Joyce Julius and Associates who publishes Sponsors Report. According to this report, total of 2.5 million spectators attended our races in 1999, an increase of 6.4% over their reported 1998 cumulative attendance figure of 2.4 million.

         VIEWERSHIP. In addition to the spectators at our race events, millions of people around the world watch CART racing on television. According to the Nielsen Season Summary for 1999, an aggregate of 29.5 million gross United States viewers were delivered for the CART races. Total viewership for all races, re-airs and support programming in 1999 was 43.7 million viewers. Our races are televised in 195 countries and territories through terrestrial and satellite broadcasts, in 19 languages. Based upon an independent study conducted by Sponsorship Research International, the 1998 CART Championship had a cumulative worldwide viewership of 987 million.

         BROADCAST RIGHTS. In 1994, we entered into a long-term agreement with ESPN, which was amended in 1996 to extend through 2001. Under the agreement, ESPN provides broadcast coverage of each CART Championship race, with at least 50% of the races each year to be broadcast on one of the three major broadcast networks - ABC, CBS or NBC. In 1999, a record 13 races were broadcast on network television. Our agreement with ESPN states that we receive 50% of the net profits received by ESPN for distribution of the race programs, with an escalating minimum guarantee provision.

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

CART LICENSED PRODUCTS

         As a part of our initiative to increase CART's brand awareness and increase licensing opportunities, we formed CART Licensed Products, L.P. ("CLP") in 1996. CLP was a Limited Partnership, which we owned a 55% interest in. The remaining 45% interest was owned by Top Gear, Inc., a company owned by Mr. Robert E. Hollander. Effective January 1, 1999, we purchased the remaining 45% in CLP that was formerly owned by Top Gear, Inc. Simultaneous with the acquisition, CLP was reorganized into a Michigan corporation.

         CLP pays approximately 60% of the royalties it receives to the owners of the licensed property, including CART. The remaining 40% of revenues are used to fund the operations of CLP.

         CLP has executed licensing agreements with 40 companies including:

         o Action Performance
         o Midway Amusement Games

         o Microsoft
         o Sony
         o Sega
         o Antigua
         o Warner Brothers
         o VIA Marketing
         o Roox Corporation
         o Enginewear

None of the licensing agreements are material to our financial results.

COMPETITION

         Our racing events compete not only with other sports and recreational events scheduled on the same dates, but also with racing events sanctioned by various other racing bodies such as the:

         o FIA
         o NASCAR
         o IRL
         o USAC
         o NHRA
         o SCCA
         o PSCR
         o ARCA

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

EMPLOYEES

         As of December 31, 1999, we had 83 full-time employees and a roster of approximately 144 people who serve as race officials. We also had numerous volunteers that worked at one or more CART events. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.

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

ITEM 3: LEGAL PROCEEDINGS

         Racing events can be dangerous to participants and spectators. During a CART race at the Michigan Speedway in July 1998, a racecar was involved in a racing incident that propelled tire and suspension parts into the grandstands. Three spectators were killed and six other people reported minor injuries. In 1999, we were joined as a co-defendant in two lawsuits originally filed in 1998. Each of the lawsuits were filed separately by the estates of two of the spectators killed and separately seeked damages of unspecified amounts. All litigation was settled in January 2000. Neither we, nor our insurance carrier contributed to any settlement amounts paid in connection with this litigation.

         Frontier Insurance Company ("Frontier") filed a declaratory judgment action against us, on December 17, 1999. The complaint seeks a judgment declaring that Frontier has no liability to us under a performance bond issued by Frontier in the amount of $5 million. We intend to file a counterclaim against Frontier seeking judgment declaring that the bond is valid and enforceable and that we are entitled to a judgment in the amount of at least $5 million pursuant to a liquidated damages provision. The performance bond was issued in connection with an Organizer/Promoter Agreement between us and Hawaiian Super Prix, LLC, ("HSP") whereby, HSP would promote an automobile race event known as the Hawaiian Super Prix in November 1999. The racing event never took place and HSP is now in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the District of Hawaii.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is authorized for trading on the New York Stock Exchange under the trading symbol "MPH". As of March 15, 2000, we had 15,586,568 shares of common stock outstanding and approximately 367 record holders of our common stock.

         In the following table we have provided the high and low closing sales price for our common stock, as reported by the NYSE for each calendar quarter of 1999 and 1998.

QUARTER ENDED                                                 HIGH       LOW
-------------------------------------------------------------------------------
1999
First Quarter                                                $29.38     $25.56
Second Quarter                                                35.19      27.44
Third Quarter                                                 33.94      26.00
Fourth Quarter                                                25.75      19.25

1998
First Quarter (from initial public offering on March 10)     $19.94     $18.25
Second Quarter                                                21.31      16.56
Third Quarter                                                 24.44      19.19
Fourth Quarter                                                29.63      21.00
-------------------------------------------------------------------------------

         We have not declared or paid any dividends on our common stock to date, and we do not intend to pay dividends in the foreseeable future.

         In May 1999, we completed a registered secondary public offering of 1,816,500 shares of common stock that was sold by certain race team owners. In addition, upon exercise of the underwriters' over-allotment option, 272,475 shares of our common stock was sold for $28.00 per share with proceeds of approximately $7.2 million, net of underwriting discounts and commissions and offering expenses. The effective date of our registration statement was April 28, 1999 and our registration number was 333-76091.

         The net proceeds are in short-term, interest-bearing investments and will be used for working capital and general corporate purposes, including expanding our business, through acquisition or development of race related businesses and properties.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of and for the five years ended December 31, 1999 are derived from our consolidated financial statements which have been audited by our independent auditors, Deloitte & Touche LLP. The selected consolidated financial data below should be read in combination with our consolidated financial statements and related notes contained elsewhere in this document and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------

                                            1999          1998           1997         1996           1995
                                            ----          ----           ----         ----           ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
Revenues:
  Sanction fees                           $ 35,479       $30,444       $ 24,248      $21,078       $18,708
  U.S. 500(1)                                   --            --             --        7,054            --
  Sponsorship revenue                       19,150        16,388          7,221        5,501         4,780
  Television revenue                         4,950         5,148          5,604        4,373         3,177
  Engine leases, rebuilds and
    wheel sales                              2,054         2,214             --           --            --
  Other revenue                              7,143         8,336          4,372        3,118         3,077
                                          --------       -------       --------      -------       -------
         Total revenues                     68,776        62,530         41,445       41,124        29,742
Expenses:
  Race and franchise fund payments(2)       15,334        15,183         28,939       17,198        18,446
  U.S. 500(1)                                   --            --             --        8,246            --
  Race expenses(2)                           6,670         4,818          6,970        6,055         4,612
  Costs of engine rebuilds and
    wheel sales                                610           633             --           --            --
  Administrative and indirect
    expenses(2)                             20,646        20,658         14,295        8,570         5,832
  Compensation expense(3)                       --            --         12,200        1,167            --
  Depreciation and amortization              1,048           779            549          685           306
  Minority interest                             --            --           (232)          --            --
                                          --------       -------       --------      -------       -------
         Total expenses                     44,308        42,071         62,721       41,921        29,196
                                          --------       -------       --------      -------       -------
Operating income (loss)                     24,468        20,459        (21,276)        (797)          546
Interest income (net)                        5,255         3,198            329          280           235
                                          --------       -------       --------      -------       -------
Income (loss) before income taxes           29,723        23,657        (20,947)        (517)          781
Income tax benefit (expense)               (10,865)       (8,568)         3,423          179           204
                                          --------       -------       --------      -------       -------
         Net income (loss)                $ 18,858       $15,089       $(17,524)     $  (338)      $   985
                                          ========       =======       ========      =======       =======
Net income (loss) per share:
         Basic                            $   1.22       $  1.06       $  (1.72)     $  (.04)      $   .10
                                          ========       =======       ========      =======       =======
         Diluted                          $   1.19       $  1.05       $  (1.72)     $  (.04)      $   .10
                                          ========       =======       ========      =======       =======
Weighted average shares outstanding:
         Basic                              15,427        14,190         10,200        9,400        10,200
                                          ========       =======       ========      =======       =======
         Diluted                            15,908        14,421         10,200        9,400        10,200
                                          ========       =======       ========      =======       =======

BALANCE SHEET DATA:
 Cash and cash equivalents                $  7,216       $15,080       $  1,164      $   630       $ 2,046
 Short-term investments                     91,758        61,610             --           --            --
 Working capital (deficit)                  99,480        72,219         (5,325)        (524)       (1,182)
 Total assets                              124,887        97,186         12,348        6,600         5,613
 Long-term debt (including
   current portion)                             --           314            444          574            --
 Total stockholders' equity (deficit)      114,330        86,219         (3,045)        (151)       (1,250)

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

(2) Expenses for the years ended December 31, 1997, 1996 and 1995 include certain payments to franchise race teams, including reimbursement of travel expenses, director fees, purse awards and other race related payments. Effective January 1, 1998, we no longer reimburse the existing franchise race teams for travel expenses, directors fees and race-related payments. We do not intend to resume making such payments to franchise race teams unless we receive additional revenue that was not contracted for at the end of 1997. We do not believe that revenues will be materially impacted as a result of our potential inability to retain existing or new race teams due to the discontinuation of such payments.

(3) Total expenses for the years ended December 31, 1997 and 1996 include compensation expense of $12,200,000 and $1,167,000 which relates to the issuance of Common Stock to franchise members below its fair value on the date the Common Stock became eligible for purchase. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of this compensation expense.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As you read the following, you should also refer to the consolidated financial statements and related notes as well as Item 6, "Selected Consolidated Financial Data."

GENERAL

         In December 1997, as part of our reorganization, each stockholder of CART, Inc. exchanged their shares for stock of the Company. Prior to our reorganization, the franchise race teams received reimbursement of travel expenses, directors fees and franchise payments in an aggregate amount equal to $19.4 million for the year ended 1997. The franchise teams signed an agreement on December 19, 1997 to discontinue these payments after January 1, 1998. The agreement will expire in December 2000. This agreement is a related party transaction because each franchise team owns shares of our stock. We do not intend to resume making such payments to franchise race teams unless we receive additional revenue that was not contracted for at the end of 1997.

         Below are selected income and expense items for the years ended December 31, 1999, 1998 and 1997. The percentage calculations are based on total revenues.

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                         1999                          1998                          1997
                                                         ----                          ----                          ----
                                                                       (DOLLARS IN THOUSANDS)
Revenues:
  Sanction fees                                 $ 35,479         51.6%        $ 30,444         48.7%        $ 24,248         58.5%
  Sponsorship revenue                             19,150         27.8           16,388         26.2            7,221         17.4
  Television revenue                               4,950          7.2            5,148          8.2            5,604         13.5
  Engine leases, rebuilds and wheel sales          2,054          3.0            2,214          3.6               --           --
  Other revenue                                    7,143         10.4            8,336         13.3            4,372         10.6
                                                --------        -----         --------        -----         --------        -----
         Total revenues                         $ 68,776        100.0%        $ 62,530        100.0%        $ 41,445        100.0%
                                                ========        =====         ========        =====         ========        =====
Expenses:
  Race and franchise fund
    payments(1)                                 $ 15,334         22.3%        $ 15,183         24.3%        $ 28,939         69.8%
  Race expenses(1)                                 6,670          9.7            4,818          7.7            6,970         16.8
  Cost of engine rebuilds and wheel sales            610          0.9              633          1.0               --           --
  Compensation expense                                --           --               --           --           12,200         29.4
  Administrative and other
    indirect expenses(1)                          20,646         30.0           20,658         33.0           14,295         34.5
  Depreciation and amortization                    1,048          1.5              779          1.3              549          1.3
  Minority interest in loss of
    subsidiaries                                      --           --               --           --             (232)        (0.5)
                                                --------        -----         --------        -----         --------        -----
         Total expenses                           44,308         64.4           42,071         67.3           62,721        151.3
                                                --------        -----         --------        -----         --------        -----
Operating income (loss)                           24,468         35.6           20,459         32.7          (21,276)       (51.3)
Interest income (net)                              5,255          7.6            3,198          5.1              329          0.8
                                                --------        -----         --------        -----         --------        -----
Income (loss) before income taxes                 29,723         43.2           23,657         37.8          (20,947)       (50.5)
Income tax benefit (expense)                     (10,865)       (15.8)          (8,568)       (13.7)           3,423          8.3
                                                --------        -----         --------        -----         --------        -----
Net income (loss)                               $ 18,858         27.4%        $ 15,089         24.1%        $(17,524)       (42.2)%
                                                ========        =====         ========        =====         ========        =====

(1) Race expenses for 1997 include our payments to franchise teams as explained above.

REVENUES

         Following is an explanation of our individual revenue items:

         SANCTION FEES. We receive sanction fees from the promoters of each of the races on the CART Championship schedule, as well as from selected races on the Indy Lights and Atlantics schedule. The fees are based on contracts between the promoters and CART. The contracts have terms, which expire between 2000 and 2005. Currently contracted sanction fees range from $1.0 million to $4.5 million per event.

         SPONSORSHIP REVENUE. We receive corporate sponsorship revenue based on negotiated contracts. We currently have corporate sponsorship contracts with 19 major manufacturing and consumer products companies. The remaining terms of these contracts range from one to three years. An official corporate sponsor receives status and recognition rights, event rights and product category exclusivity.

         TELEVISION REVENUE. Our television revenue is derived from negotiated contracts with:

         o ESPN
         o ESPN International
         o Fittipaldi USA (Brazil)
         o Gold Coast Motor Events Co. (Australia)
         o Molstar (Canada)

A guaranteed rights fee is paid to us by each broadcast partner. Based on our contract with ESPN/ESPN International, we receive 50% of the net profits received by ESPN for distribution of the race programs, with an escalating minimum guarantee provision. A provision of the ESPN contract requires that at least 50% of the CART Championship events be broadcast on a major broadcasting network in the United States. In 1999, 1998 and 1997, all CART Championship races were broadcast on either ABC or ESPN. In addition, CART Championship races are re-aired on ESPN and ESPN2. ESPN2 also broadcasts CART Championship qualifying sessions and pre-race shows. In addition, we will receive advertising revenue from "Inside CART," our race magazine television show to be broadcast in 2000, and from video footage sales.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         REVENUES. Total revenues for 1999 were $68.8 million, an increase of $6.2 million, or 10%, from 1998. This was due to increased sanction fees and sponsorship fees, partially offset by a reduction in television revenue, engine leases, rebuilds and wheel sales and other revenue as described below.

         Sanction fees for 1999 were $35.5 million, an increase of $5.0 million, or 17%, from 1998. This increase was attributable to the addition of a new event in Cicero, Illinois, as well as, annual sanction fee escalation for certain other events.

         Sponsorship revenue for 1999 was $19.2 million, an increase of $2.8 million, or 17%, from 1998. This increase was primarily attributable to an annual escalation of our agreement with ISL Worldwide that guaranteed certain sponsorship income in 1999. New sponsors in 1999 included Motorola, Parke-Davis, Automobile Magazine, Sears Mechanical and Computer Associates.

         Television revenue for 1999 was $5.0 million, a decrease of $198,000, or 4%, from 1998. This decrease was due primarily to slightly lower revenues on the profit sharing portion of our contract with ESPN.

         Engine leases, rebuilds and wheel sales for 1999 was $2.1 million, a decrease of $160,000, or 7%, from 1998. This decrease was due to having fewer Indy Lights entries in 1999, due to increased competition with other race series both domestically and internationally. This decrease was also attributed to two fewer Indy Lights races in 1999 compared to 1998.

         Other revenue for 1999 was $7.1 million, a decrease of $1.2 million, or 14%, from 1998. This decrease was partially attributable to a decrease in membership and credential income, royalties and awards money. The decrease was also attributed to a one time insurance settlement of $400,000 received in 1998.

         EXPENSES. Total expenses for 1999 were $43.3 million, an increase of $2.0 million, or 5%, from 1998. This increase was due to higher race payments and race expenses as described below.

         Race payments for 1999 were $15.3 million, an increase of $151,000, or 1%, from 1998. This increase was due to one additional CART race and two fewer races for Indy Lights and Atlantics when comparing 1999 to 1998.

         Race expenses for 1999 were $6.7 million, an increase of $1.9 million, or 38%, from 1998. This increase is partially due to one additional CART race and the addition of a new department, Race Operations. The increase was also due to new programs and personnel in the Electronics, Logistics and Safety departments.

         Cost of engine rebuilds and wheel sales were $610,000, a decrease of $23,000, or 4%, from 1998. The decrease was due to having fewer Indy Lights entries as noted above. This decrease was also attributed to two fewer Indy Lights races in 1999 compared to 1998.

         Administrative and indirect expenses for 1999 were $20.6 million, a decrease of $12,000 from 1998.

         Depreciation and amortization for 1999 was $1.0 million, compared to depreciation and amortization of $779,000 for 1998.

         OPERATING INCOME. Operating income for 1999 was $24.5 million, compared to operating income of $20.5 million for 1998.

         INTEREST INCOME (NET). Interest income (net) for 1999 was $5.3 million, compared to interest income (net) of $3.2 million for 1998. The increase of $2.1 million was primarily attributable to interest earned on the invested proceeds from the initial public offering, additional operating income and proceeds from the secondary offering in May 1999.

         INCOME BEFORE INCOME TAXES. Income before income taxes for 1999 was $29.7 million, compared to income before taxes of $23.7 million for 1998.

         INCOME TAX EXPENSE. Income tax expense for 1999 was $10.9 million, compared to income tax expense of $8.6 million for 1998.

         NET INCOME. Net income for 1999 was $18.9 million, compared to net income of $15.1 million in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         REVENUES. Total revenues for 1998 were $62.5 million, an increase of $21.1 million, or 51%, from 1997. This was due to increased sanction fees, sponsorship, engine leases, rebuilds and wheel sales and other revenue as described below, partially offset by a reduction in television revenue as described below.

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

         EXPENSES. Total expenses for 1998 were $41.3 million, a decrease of $20.9 million, or 34%, from 1997. This decrease was due to lower race and franchise fund payments, race expenses and compensation expense as described below, partially offset by an increase in administrative and indirect expenses, and cost of engine rebuilds and wheel sales as described below.

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

         Depreciation and amortization for 1998 was $779,000, compared to depreciation and amortization of $549,000 for 1997.

         OPERATING INCOME (LOSS). Operating income for 1998 was $20.5 million, compared to operating loss of $21.3 million in 1997.

         INTEREST INCOME (NET). Interest income (net) for 1998 was $3.2 million compared to interest income (net) of $329,000 for 1997. The increase of $2.9 million was primarily attributable to interest earned on the invested proceeds from the initial public offering that occurred in March 1998.

         INCOME (LOSS) BEFORE INCOME TAXES. Income before income taxes for 1998 was $23.7 million, compared to a loss before income taxes of $20.9 million for 1997.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense for 1998 was $8.6 million, compared to an income tax benefit of $3.4 million for 1997.

         NET INCOME (LOSS). Net income for 1998 was $15.1 million compared to a net loss of $17.5 million in 1997.

SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in our quarterly results and affect comparability. We have provided unaudited quarterly financial data for each of the four quarters of 1998 and 1999 in the following table. The information for each of these quarters is prepared on the same basis as our consolidated financial statements and related notes included elsewhere in this document and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the data for such periods. You should read this table with "Selected Consolidated Financial Data", and the consolidated financial statements and the related notes included elsewhere in this document.

                                                 QUARTER ENDED
                                                 -------------
                               MARCH 31      JUNE 30      SEPT. 30      DEC. 31
                               --------      -------      ---------     -------
                                             (DOLLARS IN THOUSANDS)
Total revenues
  1999                          $ 7,349      $25,473       $24,915      $11,039
  1998                           10,031       20,034        20,010       12,455

Income before taxes
  1999                          $ 2,551      $11,708       $10,501      $ 4,963
  1998                            4,481        7,800         6,277        5,099

Number of races
  2000                                1            7             9            3
  1999                                1            8             9            2
  1998                                2            7             7            3

LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering, our secondary offering and cash flow from operations, to finance working capital, investments and capital expenditures during the past year.

         Our bank borrowing with a commercial bank consists of a $1.5 million revolving line of credit. As of December 31, 1999, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         At the end of 1999, we paid the balance of $173,000 on our fixed rate installment note incurred in connection with the acquisition of a mobile medical unit that we transport to each North American race. We did not incur any gain or loss for early extinguishment of the debt.

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

         In May 1999, we completed the registered public offering of 1,816,500 shares of common stock that were sold by certain selling shareholders with the net proceeds being paid solely to the selling shareholders. In addition, 272,475 shares of common stock were sold upon exercise of the underwriters' over-allotment option. We received net proceeds (after deducting the underwriters' discount and commissions) of approximately $7.3 million. We currently intend to use the net proceeds from this offering for general corporate purposes. Pending these uses, we have invested these funds in short-term, interest bearing, investment grade securities.

         Our cash balance on December 31, 1999 was $7.2 million, a net decrease of $7.9 million from December 31, 1998. This decrease was primarily the result of net cash used in investing activities of $32.9 million which was offset by net cash provided by operations of $15.4 million and net financing activities of $9.6 million. Our cash balance on December 31, 1998 was $15.1 million, a net increase of $13.9 million from December 31, 1997. The increase was primarily the result of net cash provided by operations of $15.0 million and net financing activities of $73.7 million, offset by net cash used in investing activities of $74.8 million.

         We anticipate capital expenditures of approximately $2.5 million during 2000. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs. In addition, we may incur additional expenditures to increase our marketing budget, and expand our TV relationships or otherwise to increase the visibility and appeal of our products.

         The economic crisis in Brazil provides some uncertainty in terms of collectability of future sanction fees and payments of the note receivable from our Brazilian promoter. The note receivable is to be repaid in five equal installments over the life of the sanction agreement with a stated 5% per annum interest rate. Letters of credit to be issued annually by the City of Rio De Janeiro substantially cover the sanction fees and the note receivable. In addition, in February 1999, ISL Worldwide signed an agreement with the Brazil promoter where the two entities will be equal partners in promoting the Brazil event for the next four years beginning in 1999. We received the entire sanction fee payment and note receivable for 1999. We've received the first sanction fee installment for the 2000 event, and the letter of credit for the 2000 event has been issued.

YEAR 2000 COMPLIANCE

         We have completed our Y2K project to ensure that our computer systems would be able to interpret four digit calendar years for the Year 2000 and beyond. Our Y2K project covered both traditional computer systems and infrastructure and computer-based hardware, such as fax machines, postage machines and phone systems. Our Y2K project also considered the readiness of significant vendors and suppliers.

         We expected total costs relating to Y2K compliance to be approximately $35,000 to $50,000. We have incurred approximately $20,000 in expenses related to the Y2K project, and we do not anticipate any future costs. To date, we have not experienced any significant operational problems related to the Y2K issue, and we do not anticipate any such problems in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the FASB. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We have not determined the impact on our consolidated financial statement disclosure. SFAS No. 133 is effective January 1, 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         With the exception of historical information contained in this Form 10-K, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The factors listed in Item 1: Business - Risk Factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

         o competition in the sports and entertainment industry
         o participation by race teams
         o continued industry sponsorship
         o regulation of tobacco and alcohol advertising and sponsorship
         o competition by the IRL
         o liability for personal injuries


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At December 31, 1999, our investments consisted of commercial paper, corporate bonds, U.S. Agency issues, municipal bonds, certificate of deposits and repurchase agreements. The weighted average maturity of our portfolio is 189 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes are included in Item 14 of this document.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be contained in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed on or before April 30, 2000, and such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information required by this Item will be contained in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed on or before April 30, 2000, and such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item will be contained in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed on or before April 30, 2000, and such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be contained in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed on or before April 30, 2000, and such information is incorporated herein by reference.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      List of Documents Filed as Part of this Report:
(1)      Consolidated Financial Statements start on page F-1
(2)      Financial Statement Schedule
         Schedule II  Valuation and Qualifying Accounts is on page S-1
(3)      Exhibits
         3.1      Certificate of Incorporation of the Company filed December 8,
                  1997*
         3.2      Bylaws of the Company*
         10.1     1997 Stock Option Plan* (Exhibit 10.1)
         10.2     Director Stock Option Plan* (Exhibit 10.2)
         10.3 Employment Agreement with Andrew Craig dated December 22, 1997* (Exhibit 10.3)
         10.4 Employment Agreement with Randy K. Dzierzawski dated December 22, 1997* (Exhibit 10.4)
         10.5     Form of Promoter Agreement*
         10.6 Promoter Agreement with Wisconsin State Park Speedway related to West Allis, Wisconsin dated June 5, 1996*
         10.7     Promoter Agreement with Texaco Houston Grand Prix L.L.C.
                  related to Houston, Texas dated July 28, 1997*
         10.9     Loan Agreement with Comerica Bank dated April 30, 1997*
         10.11    Form of Sponsorship Agreement*
         10.15 Promoter Agreement with Ganassi Group, L.L.C. related to Chicago, Illinois dated April 7, 1998**
         10.16 Marketing Representation Agreement with ISL Marketing AG dated June 24, 1998***
         10.17 Final Agreements for ARS Stock Purchase and BP Asset Purchase dated March 13, 1998*****
         10.18 Website Digital Media Agreement with CART Digital Media Enterprise, LLC dated March 22, 1999****
         23.1 Consent of Deloitte & Touche LLP dated March 20, 2000 for Form S-8 Registration Statement filed on March 23, 1999.
         27.1     Financial Data Schedule

(b)      Reports on Form 8-K
         We were not required to file a Form 8-K during the three months ended December 31, 1999.

* Incorporated by reference to exhibit filed as part of our Registration Statement on Form S-1 (Registration No. 333-43141)
**       Incorporated by reference to exhibit filed with our Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998.

*** Incorporated by reference to exhibit to the Current Report on Form 8-K filed June 29, 1998.
**** Incorporated by reference to exhibit to the Current Report on Form 8-K filed April 22, 1999.
***** Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 20, 2000                   CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                        ------------------------------------
                                                     Registrant

                                        By:  /s/ Andrew Craig
                                            ------------------------------
                                             Andrew Craig
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Andrew Craig                         Chief Executive Officer       March 20, 2000
----------------------------------       and Director
        Andrew Craig

/s/ Randy K. Dzierzawski                 Chief Financial and           March 20, 2000
----------------------------------       Accounting Officer
        Randy K. Dzierzawski

/s/ Gerald Forsythe                      Director                      March 20, 2000
----------------------------------
        Gerald Forsythe

/s/ Floyd R. Ganassi, Jr.                Director                      March 20, 2000
----------------------------------
        Floyd R. Ganassi, Jr.

/s/ Carl A. Haas                         Director                      March 20, 2000
----------------------------------
        Carl A. Haas

/s/ James F. Hardymon                    Director                      March 20, 2000
----------------------------------
        James F. Hardymon

/s/ Bruce R. McCaw                       Director                      March 20, 2000
----------------------------------
        Bruce R. McCaw

/s/ Don Ohlmeyer                         Director                      March 20, 2000
----------------------------------
        Don Ohlmeyer

/s/ U. E. Patrick                        Director                      March 20, 2000
----------------------------------
        U.E. Patrick

/s/ Robert W. Rahal                      Director                      March 20, 2000
----------------------------------
        Robert W. Rahal

/s/ Derrick Walker                       Director                      March 20, 2000
----------------------------------
        Derrick Walker

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CHAMPIONSHIP AUTO RACING TEAMS, INC.
   Independent Auditors' Report..........................................   F-2
   Consolidated Balance Sheets as of December 31, 1999 and 1998..........   F-3
   Consolidated Statements of Operations for the Years
      Ended December 31, 1999, 1998 and 1997.............................   F-4
   Consolidated Statements of Stockholders' Equity (Deficit) for
      the Years Ended December 31, 1999, 1998 and 1997...................   F-5
   Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1999, 1998 and 1997.............................   F-6
   Notes to Consolidated Financial Statements............................   F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Championship Auto Racing Teams, Inc.:

         We have audited the accompanying consolidated balance sheets of Championship Auto Racing Teams, Inc. (the "Company") at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Detroit, Michigan
January 28, 2000

                            CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                           ------------
                                                                        1999           1998
                                                                        ----           ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $  7,216       $15,080
   Short-term investments                                               91,758        61,610
   Accounts receivable (net of allowance for doubtful accounts
      of $250 and $306 in 1999 and 1998, respectively)                   8,780         4,708
   Current portion of notes receivable                                     819           824
   Inventory                                                               311            71
   Prepaid expenses                                                        262           331
   Deferred income taxes                                                   114           119
                                                                      --------       -------
      Total current assets                                             109,260        82,743
NOTES RECEIVABLE                                                         2,485         3,350
PROPERTY AND EQUIPMENT- Net                                              5,228         5,026
GOODWILL (net of accumulated amortization of $299 and $105
      in 1999 and 1998, respectively)                                    7,442         5,778
OTHER ASSETS (net of accumulated amortization
      of $62 and $41 in 1999 and 1998, respectively)                       472           289
                                                                      --------       -------
TOTAL ASSETS                                                          $124,887       $97,186
                                                                      ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $  2,131       $ 1,946
   Accrued liabilities:
      Royalties                                                            949         1,026
      Payroll                                                              660           482
      Taxes                                                                358         1,733
      Other                                                                801           934
   Unearned revenue                                                      4,881         4,273
   Current portion of long-term debt                                        --           130
                                                                      --------       -------
      Total current liabilities                                          9,780        10,524
LONG-TERM DEBT                                                              --           184
DEFERRED INCOME TAXES                                                      777           259
COMMITMENTS AND CONTINGENCIES (Note 10)                                     --            --
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at
      December 31, 1999 and 1998                                            --            --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,586,568 and 15,171,666 shares issued
      and outstanding at December 31, 1999 and 1998, respectively          156           151
   Additional paid-in capital                                           99,671        89,771
   Retained earnings (deficit)                                          14,825        (4,033)
   Unrealized gain (loss) on investments                                  (322)          330
                                                                      --------       -------
      Total stockholders' equity                                       114,330        86,219
                                                                      --------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $124,887       $97,186
                                                                      ========       =======

See accompanying notes to consolidated financial statements.

                         CHAMPIONSHIP AUTO RACING TEAMS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                   1999          1998          1997
                                                   ----          ----          ----
REVENUES:
   Sanction fees                                 $ 35,479      $30,444       $ 24,248
   Sponsorship revenue                             19,150       16,388          7,221
   Television revenue                               4,950        5,148          5,604
   Engine leases, rebuilds and wheel sales          2,054        2,214             --
   Other revenue                                    7,143        8,336          4,372
                                                 --------      -------       --------
      Total revenues                               68,776       62,530         41,445

EXPENSES:
   Race and franchise fund payments                15,334       15,183         28,939
   Race expenses                                    6,670        4,818          6,970
   Cost of engine rebuilds and wheel sales            610          633             --
   Administrative and indirect expenses            20,646       20,658         14,295
   Compensation expense                                --           --         12,200
   Depreciation and amortization                    1,048          779            549
   Minority interest in loss of subsidiaries           --           --           (232)
                                                 --------      -------       --------
      Total expenses                               44,308       42,071         62,721
                                                 --------      -------       --------
OPERATING INCOME (LOSS)                            24,468       20,459        (21,276)
   Interest income (net)                            5,255        3,198            329
INCOME (LOSS) BEFORE INCOME TAXES                  29,723       23,657        (20,947)
INCOME TAX BENEFIT (EXPENSE)                      (10,865)      (8,568)         3,423
                                                 --------      -------       --------
NET INCOME (LOSS)                                $ 18,858      $15,089       $(17,524)
                                                 ========      =======       ========
EARNINGS (LOSS) PER SHARE:
   BASIC                                         $   1.22      $  1.06       $  (1.72)
                                                 ========      =======       ========
   DILUTED                                       $   1.19      $  1.05       $  (1.72)
                                                 ========      =======       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                           15,427       14,190         10,200
                                                 ========      =======       ========
   DILUTED                                         15,908       14,421         10,200
                                                 ========      =======       ========

See accompanying notes to consolidated financial statements.

                                              CHAMPIONSHIP AUTO RACING TEAMS, INC.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                         (IN THOUSANDS)

                                          COMMON STOCK       ADDITIONAL    RETAINED    UNREALIZED   STOCKHOLDERS'
                                          ------------        PAID-IN      EARNINGS  GAIN (LOSS) ON    EQUITY     COMPREHENSIVE
                                        SHARES     AMOUNT     CAPITAL      (DEFICIT)  INVESTMENTS     (DEFICIT)   INCOME (LOSS)
                                        ------     ------     -------      ---------  -----------     ---------   ------------
BALANCES, JANUARY 1, 1997                8,000      $ 80      $ 1,367      $ (1,598)        --        $   (151)
   Net loss and comprehensive loss          --        --           --       (17,524)        --         (17,524)     $(17,524)
                                                                                                                    ========
   Compensation expense                     --        --       12,200            --         --          12,200
   Stock redemption                       (400)       (4)        (206)           --         --            (210)
   Stock issuance                        2,600        26        2,614            --         --           2,640
                                        ------      ----      -------      --------      -----        --------
BALANCES, DECEMBER 31, 1997             10,200       102       15,975       (19,122)        --          (3,045)
   Net income                               --        --           --        15,089         --          15,089      $ 15,089
   Unrealized gain on investments           --        --           --            --      $ 330             330           330
                                                                                                                    --------
   Comprehensive income                     --        --           --            --         --              --      $ 15,419
                                                                                                                    ========
   Stock redemption                        (67)       (1)        (150)           --         --            (151)
   Stock issuance                        5,038        50       73,372            --         --          73,422
   Issuance of options                      --        --          574            --         --             574
                                        ------      ----      -------      --------      -----        --------
BALANCES, DECEMBER 31, 1998             15,171       151       89,771        (4,033)       330          86,219
   Net income                               --        --           --        18,858         --          18,858      $ 18,858
   Unrealized loss on investments           --        --           --            --       (652)           (652)         (652)
                                                                                                                    --------
   Comprehensive income                     --        --           --            --         --              --      $ 18,206
                                                                                                                    ========
   Stock issuance                          272         3        7,264            --         --           7,267
   Exercise of options                     143         2        2,636            --         --           2,638
                                        ------      ----      -------      --------      -----        --------
BALANCES, DECEMBER 31, 1999             15,586      $156      $99,671      $ 14,825      $(322)       $114,330
                                        ======      ====      =======      ========      =====        ========

See accompanying notes to consolidated financial statements.

                                  CHAMPIONSHIP AUTO RACING TEAMS, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                    1999          1998           1997
                                                                    ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $ 18,858      $ 15,089      $(17,524)
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
   Depreciation and amortization                                     1,048           779           549
   Compensation expense                                                 --            --        12,200
   Net loss from sale of property and equipment                          1            92           160
   Deferred income taxes                                               523         4,823        (3,629)
   Minority interest in loss
      of subsidiaries                                                   --            --          (232)
   Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                                           (4,072)       (1,552)         (854)
      Prepaid expenses                                                  69           420          (328)
      Inventory                                                       (240)          (71)           16
      Other assets                                                    (160)           24           (23)
      Accounts payable                                                 185            56           959
      Accrued liabilities                                           (1,407)       (6,532)       10,192
      Unearned revenue                                                 608         1,921            21
                                                                  --------      --------      --------
             Net cash provided by operating activities              15,413        15,049         1,507

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of subsidiaries                                     (1,858)       (5,881)           --
   Investments                                                     (30,800)      (61,280)           --
   Notes receivable                                                    870        (4,125)          (49)
   Acquisition of property and equipment                            (1,037)       (3,602)         (999)
   Proceeds from sale of property
      and equipment                                                     --            62            13
   Acquisition of trademark                                            (43)          (22)          (63)
                                                                  --------      --------      --------
             Net cash used in investing activities                 (32,868)      (74,848)       (1,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                         (314)         (130)         (130)
   Redemption of common stock                                           --          (151)         (210)
   Issuance of common stock (net of underwriting discount and
      offering costs)                                                9,905        73,996         2,640
   Proceeds from membership deposits                                    --            --           360
   Payments on membership deposits                                      --            --        (1,320)
   Payments on franchise fund liability                                 --            --        (1,440)
   Capital contributions to subsidiaries
      by minority stockholder                                           --            --           225
                                                                  --------      --------      --------
             Net cash provided by financing activities               9,591        73,715           125
                                                                  --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 (7,864)       13,916           534
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                          15,080         1,164           630
                                                                  --------      --------      --------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                        $  7,216      $ 15,080      $  1,164
                                                                  ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the year for:
   Income taxes                                                   $ 11,046      $  2,350      $     15
                                                                  ========      ========      ========
   Interest                                                       $     24      $     31      $     43
                                                                  ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES--During 1999, 1998 and 1997, the Company received property and equipment worth approximately $2,000, $69,000 and $79,000 respectively, in exchange for sponsorship privileges to the providers. During 1998, the Company recorded $496,000 as goodwill related to the additional purchase price of ARS (see Note
2). During 1998, the acquisition price of ARS included 100,000 options granted to the sellers. The value of these options on the date of grant was $574,000. In 1999, the amount received by the Company for the options was approximately $504,000 (see Note 2).

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

         In December 1997, Championship Auto Racing Teams, Inc., (a Delaware corporation) was formed to serve as a holding company for CART and its subsidiaries (the "Reorganization"). Each outstanding share of common stock of CART was acquired in exchange for 400,000 shares of common stock of the Company. References to the "Company" mean Championship Auto Racing Teams, Inc. and its subsidiaries.

         PRINCIPLES OF CONSOLIDATION. The 1998 and 1997 consolidated financial statements include the financial statements of the Company, CART and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc. In addition, the 1998 and 1997 consolidated financial statements include the financial statements of CART Licensed Products, L.P., a 55% owned subsidiary. As of March 13, 1998 and April 1, 1998, the consolidated financial statements also include the financial statements of American Racing Series, Inc. ("ARS") and Pro-Motion Agency Ltd. ("Pro-Motion"), respectively, wholly-owned subsidiaries of the Company (see Note 2). Effective January 1, 1999, the Company purchased the 45% minority interest of CART Licensed Products, L.P. for $900,000. The partnership was terminated and the assets of the partnership were rolled up in CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

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

         Substantially all of the Company's revenue is derived from sanction fees, sponsorship revenues, television revenues, engine leases, rebuilds and wheels sales and licensing royalties, each of which is dependent upon continued fan support and interest in CART race events. Sanction fee revenues are fees paid to the Company by track promoters to sanction a CART event at the race venue, and to provide the necessary race management. The Company receives sponsorship revenues from companies who desire to receive brand and product exposure in connection with CART races. Pursuant to broadcast agreements, the Company generates revenues for the right to broadcast the races, with revenues based upon viewership with a minimum guarantee. The Company receives revenue from engine leases and rebuilds and wheel sales from teams racing in the Indy Lights Championship ("Indy Lights"). The Company also receives revenues from royalty fees paid for licenses to use servicemarks of the

Company, various drivers, teams, tracks and industry sponsors for merchandising programs and product sales.

         INVENTORY. Inventory consists of wheels, parts and merchandise, which are stated at the lower of cost or market on a first-in, first-out basis.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line and accelerated methods over their estimated useful lives which range from 3 to 20 years. Leasehold improvements are amortized over the life of the related leases.

         REVENUE RECOGNITION. Recognition of revenue from race sanction agreements is deferred until the event occurs. Sponsorship revenue and engine lease revenue are recognized on a monthly basis. Television revenue is recognized ratably over the race schedule. Engine rebuilds and wheel sales are recognized as earned. Other revenues include membership and entry fees, contingency awards money and royalty income. Membership and entry fees and contingency award money are recognized ratably over the race schedule. Royalty income is recognized on a monthly basis.

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

         GOODWILL. Goodwill represents the excess of the purchase price of ARS and B.P. Automotive, Ltd. ("BP") and Pro-Motion (see Note 2) over the fair value of the net tangible and identifiable intangible assets of these acquisitions. Also included in goodwill is the purchase of the 45% minority interest of CART Licensed Products, L.P.. Goodwill is stated at cost and is amortized on a straight-line basis over 40 years.

         MANAGEMENT ESTIMATES. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1999 and 1998, and the reported amounts of revenues and expenses during the periods presented. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

         ACCOUNTING PRONOUNCEMENTS. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not determined the impact on its consolidated financial statement disclosure. SFAS No. 133 is effective January 1, 2001.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements in order for them to conform to the 1999 presentation.

2.  PUBLIC OFFERINGS AND ACQUISITIONS

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

         SECONDARY OFFERING. In May 1999, the Company completed the registered public offering of 1,816,500 shares of common stock that was sold by certain selling shareholders. In addition, upon exercise of the underwriters' over-allotment option, 272,475 shares of common stock were sold by the Company for $28.00 per share with net proceeds of approximately $7.2 million (less underwriting discounts and commissions and offering expenses).

         ACQUISITION OF ARS AND BP. On March 13, 1998, the Company acquired 100% of the outstanding common stock of ARS and certain assets of BP, an entity previously owned by a director, race team owner and stockholder. ARS operates Indy Lights, a support series to CART. BP supplies certain equipment to Indy Lights competitors and earns commission income on the sale of chassis and spare parts to the teams. At closing of the acquisition, the Company paid $7 million in cash and issued options to the sellers to purchase 100,000 shares of the Company's common stock at an exercise price of $16.00 per share which would vest one year from closing if certain performance criteria were met for 1998. The sellers had the option to make up the shortfall on the 1998 performance criteria to receive the options and elected to do so. The fair value of the options at the date of grant was approximately $574,000. The sellers paid the shortfall amount of approximately $504,000 to receive the options.

         In addition, the Company will pay an additional purchase price of up to $3 million, in three equal payments, upon satisfaction by ARS of certain performance criteria during 1998-2000. In the event that ARS does not meet its performance criteria in a given year, the additional payment will be reduced one dollar for every dollar that ARS is short of the performance criteria. However, if ARS exceeds its performance in a following year, it can make up the shortfall from the prior year. Based on 1999 and 1998 performance criteria, the Company paid the former shareholders of ARS a total of approximately $0 and $1.0 million for 1999 and 1998, respectively. The excess of the initial purchase price of $7 million, plus any additional purchase price payments, over the net book value of the net assets acquired has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of ARS and BP have been included in the Company's consolidated financial statements since the date of acquisition.

         ACQUISITION OF PRO-MOTION. On April 10, 1998, the Company acquired 100% of the outstanding common stock of Pro-Motion, an entity previously owned by a director, race team owner and stockholder, for $534,000 in cash. Pro-Motion operates the Atlantic Championship open-wheel series, a support series to CART. The excess of the initial purchase price over the net book value of the net assets acquired has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of Pro-Motion have been included in the Company's consolidated financial statements since the date of acquisition.

         PRO FORMA RESULTS. The following unaudited pro forma summary for the year ended December 31, 1998 and 1997 assume the acquisitions of ARS, BP and Pro-Motion occurred as of January 1, 1998 and 1997.

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                1998             1997
                                                ----             ----
                                                    (IN THOUSANDS,
                                             EXCEPT EARNINGS PER SHARE)
          -------------------------------------------------------------
          Revenues                            $63,863         $ 49,628
          Net income (loss)                    15,196           (3,999)
          Earnings per share:
                Basic                         $  1.06         $   (.38)
                                              =======         ========
                Diluted                       $  1.05         $   (.38)
                                              =======         ========

         Pro forma adjustments of $19.4 million ($12.6 million net of tax) for 1997 have also been made to reduce certain benefits paid to franchise members, including the reimbursement of travel expenses for $2.2 million, director's fees for $214,000 and other race related payments for $17 million in connection with the Company's reorganization, effective January 1, 1998 (see Note 14).

3.  SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification at December 31:

                                                                  GROSS UNREALIZED
                                                                  ----------------
(IN THOUSANDS)                           COST       FAIR VALUE      GAIN     LOSS
                                        -------     ----------      ----     ----
1999
----
Commercial paper                        $35,936       $35,941       $  5     $ --
Municipal bonds                          21,598        21,494         --      104
Corporate bonds                          19,047        18,891         --      156
U.S. agencies securities                 11,500        11,432         --       68
Certificate of deposit                    3,999         4,000          1       --
                                        -------       -------       ----     ----
Total short-term investments            $92,080       $91,758       $  6     $328
                                        =======       =======       ====     ====

1998
----
Commercial paper                        $33,168       $33,487       $319     $ --
U.S. agencies securities                 20,034        20,047         13       --
Corporate bonds                           8,078         8,076         --        2
                                        -------       -------       ----     ----
Total short-term investments            $61,280       $61,610       $332     $  2
                                        =======       =======       ====     ====

         Proceeds from sales of investments were approximately $10.4 million in 1999. There were no sales of investments in 1998. In 1999, gross gains and losses on such sales were not significant.

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4.  NOTE RECEIVABLE

         In May 1998, the Company entered into an agreement with a promoter whereby the Company provided financing for certain expenses associated with a CART sanctioned event in Brazil. The original amount of the note receivable of $4.1 million related to costs incurred by the Company during the 1998 event and will be repaid in five equal annual installments of $819,000 over the life of the sanction agreement through the year 2003. The balance of the note receivable at December 31, 1999 and 1998 was $3.3 million and $4.1 million, respectively. The receivable has a stated 5% per annum interest rate and the entire receivable plus the annual sanction fee will be secured each year by a separate letter of credit issued annually by the City of Rio de Janeiro, Brazil. The first sanction fee installment for the 2000 event has been received, and the letter of credit relating to the 2000 event has been issued. Based on estimated market discount rates, the carrying value of this receivable approximates its fair value.

5.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                         (IN THOUSANDS)
                                                        1999         1998
                                                      -------      -------
         Engines                                      $ 2,296      $ 2,296
         Equipment                                      3,037        2,381
         Furniture and fixtures                           396          359
         Vehicles                                       2,240        1,959
         Other                                            181          121
                                                      -------      -------

         Total                                          8,150        7,116

         Less accumulated depreciation                 (2,922)      (2,090)
                                                      -------      -------

         Property and equipment (net)                 $ 5,228      $ 5,026
                                                      =======      =======

         During 1999 and 1998, the Company received vehicles worth approximately $2,000 and $69,000, respectively, in exchange for sponsorship privileges to the providers.

6.  OPERATING LEASES

         The Company has entered into various non-cancelable operating leases for office space and equipment which expire through 2003. Total rent expense was approximately $458,000, $421,000 and $345,000 for 1999, 1998 and 1997,
respectively.

         Approximate future minimum lease payments under noncancelable operating leases are as follows:

                                                    (IN THOUSANDS)
Year ending December 31:
         2000                                           $  521
         2001                                              429
         2002                                              150
         2003                                                2
                                                        ------
Total                                                   $1,355
                                                        ======

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

         The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31 are as follows:

                                           1999       1998
                                           ----       ----
                                           (IN THOUSANDS)
Deferred tax assets:
   Allowance for doubtful accounts        $  95      $ 114
   State taxes                               19          5
                                          -----      -----
         Total                              114        119
   Current portion                          114        119
                                          -----      -----
   Non-current portion                    $  --      $  --
                                          =====      =====

Deferred tax liabilities:
     Basis difference in fixed assets     $(607)     $(195)
     Amortization of goodwill              (170)       (64)
                                          -----      -----
        Total                              (777)      (259)
     Current portion                         --         --
                                          -----      -----
     Non-current portion                  $(777)     $(259)
                                          =====      =====

The provision (credit) for income taxes consists of the following at December
31:

                                           1999           1998            1997
                                           ----           ----            ----
                                                     (IN THOUSANDS)
Current                                  $10,342         $3,745         $   158
Deferred (credit)                            523          4,823          (3,581)
                                         -------         ------         -------
Total                                    $10,865         $8,568         $(3,423)
                                         =======         ======         =======

         The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                 1999         1998         1997
                                                 ----         ----        ------
Tax at U.S. federal statutory rate               35.0%        34.0%       (34.0)%
State income tax                                  2.0          1.9           --
Meals and entertainment                            --          0.3          0.1
Compensation expense                               --           --         17.3
Other                                            (0.4)          --          0.2
                                                 ----         ----        -----
Total                                            36.6%        36.2%       (16.4)%
                                                 ====         ====        =====

Additional compensation expense recorded for consolidated financial statement purposes in connection with common stock issued to race teams in December 1997 exceeded the Company's deductible amount for federal income tax purposes.

8.  EMPLOYEE BENEFIT PLANS

         In 1991, the Company began a 401(k) savings plan (the "plan"). Contributions to the plan are in the form of employee salary deferral, subject to discretionary employer-matching contributions. The Company's contributions to the plan were approximately $90,000, $81,000 and $50,000 in 1999, 1998 and 1997,
respectively.

9.  DEBT

         At December 31, 1999 and 1998, the Company had an unused bank line of credit of $1.5 million. There were no amounts outstanding at December 31, 1999 and 1998. Advances on the line of credit are payable on demand, with interest at the bank's prime rate. The line of credit is secured by the Company's deposits with the bank.

         At December 31, 1998, the Company had a five-year note payable to a bank with an original face value of $650,000, with interest at 8.25%; payable in monthly installments of $11,000, plus interest through May 2001. The balance of the note payable at December 31, 1998 was $314,000 and was secured by the Company's mobile medical unit. During December 1999, the Company paid the balance of the note payable and incurred no gain or loss from early extinguishment of the debt.

10.  COMMITMENTS AND CONTINGENCIES

         REVENUE AGREEMENTS. The Company has entered into promoter, sponsorship and television agreements that extend through various dates, with the longest date expiring in the 2007 racing season. Under the promoter agreements, the Company is obligated to sanction CART Championship racing events and provide related race management functions. Under the sponsorship agreements, the Company grants certain corporations official sponsorship status. In return the corporations receive recognition and status rights, event rights and product category exclusivity rights. Television agreements with various broadcast companies include production, sales and worldwide distribution of the Company's events.

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

         LITIGATION. During a CART race at the Michigan Speedway in July 1998, a racecar was involved in a racing incident that propelled a tire and suspension parts into the grandstands. Three spectators were killed and six other people reported minor injuries. In 1999, the Company was joined as a co-defendant in two lawsuits originally filed in 1998. Each of the lawsuits were filed separately by the estates of two of the spectators killed and separately seeked damages of unspecified amounts. All litigation was settled in January 2000. Neither CART, nor its insurance carrier contributed to any settlement amounts paid in connection with this litigation.

         Frontier Insurance Company ("Frontier") filed a declaratory judgment action against CART, Inc., on December 17, 1999. The complaint seeks a judgment declaring that Frontier has no liability to CART under a performance bond issued by Frontier in the amount of $5 million. CART intends to file a counterclaim against Frontier seeking judgment declaring that the bond is valid and enforceable and that CART is entitled to a judgment in the amount of at least $5 million pursuant to a liquidated damages provision. The performance bond was issued in connection with an Organizer/Promoter Agreement between CART and Hawaiian Super Prix, LLC ("HSP") whereby, HSP would promote an automobile race event known as the Hawaiian Super Prix in November 1999. The racing event never took place, and HSP is now in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the District of Hawaii.

11.  STOCK OPTION PLAN

         In December 1997, the Board of Directors of the Company (the "Board") authorized, and the stockholders of the Company approved, a stock incentive plan for executive and key management employees of the Company and its subsidiaries, including a limited number of outside consultants and advisors, effective as of the completion of the initial public offering ("IPO") (the "Stock Option Plan"). Under the Stock Option Plan, key employees, outside consultants and advisors (the

"Participants") of the Company and its subsidiaries (as defined in the Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option Plan). A maximum of 2,000,000 shares of common stock are subject to the Stock Option Plan. Options granted vest pro-rata over a three-year period. No stock option is exercisable after ten years from the date of the grant, subject to certain conditions and limitations. The purpose of the Stock Option Plan is to provide the Participants (including officers and directors who are also key employees) of the Company and its subsidiaries with an increased incentive to make significant contributions to the long-term performance and growth of the Company and its subsidiaries. Concurrent with the IPO, an aggregate 1,088,100 options to acquire common stock were granted under the Stock Option Plan at the initial offering price of $16.00 per share. In March 1999, 100,250 options were granted to employees under the Stock Option Plan at an exercise price of $27.50 per share. In February 2000, 62,150 options were granted to employees under the stock option plan at an exercise price of $20.00 per share.

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

         All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock of the Company or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of December 31, 1999 and 1998, there were 37,500 and 10,000, respectively, Director NQSOs issued and outstanding.

         In addition to the plans described above, 100,000 stock options were issued in connection with the acquisition of ARS and BP (see Note 2).

         The following table summarizes information about stock options during 1999 and 1998 as follows:

                                                           WEIGHTED                          WEIGHTED
                                           NUMBER OF       AVERAGE       WEIGHTED AVERAGE    AVERAGE
                                            SHARES      REMAINING LIFE    EXERCISE PRICE    FAIR VALUE
                                           ---------    --------------   ----------------   ----------
Options outstanding December 31, 1997             --          --                  --               --
Granted                                    1,203,100         4.2              $16.03           $ 5.74
Exercised                                         --          --                  --               --
Forfeited                                       (600)         --               16.00               --
                                           ---------        ----              ------           ------
Options outstanding December 31, 1998      1,202,500         4.2               16.03               --
(15,000 are exercisable)
Granted                                      122,750         5.1               27.90            10.99
Exercised                                   (142,427)         --               16.00               --
Forfeited                                    (16,535)         --               22.26               --
                                           ---------        ----              ------           ------
Options outstanding December 31, 1999      1,166,288         3.4              $17.20               --
(357,559 are exercisable)                  =========        ====              ======           ======

         At December 31, 1999 and 1998, an additional 891,285 and 1,002,500, respectively, shares were reserved for issuance under all Company plans.

         SFAS No. 123 "Accounting for Stock Based Compensation" requires the recognition of compensation expense for equity investments that are issued for consideration other than employee services based upon the fair value of the common stock issued. The fair value of the Company's Common Stock has been measured on the date new Franchise Members become eligible to acquire such stock. Compensation expense of $12.2 million has been recorded for the year ended 1997 related to certain shares that became eligible for purchase based upon eligibility requirements met during 1997.

         As permitted by SFAS No. 123, the Company has chosen to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its stock options granted to employees and directors. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed, and the exercise price equals the market price of the underlying stock on the grant date.

         However, as required by SFAS No. 123, the Company has calculated pro forma information as if it had determined compensation cost based on the fair value at the grant date for its stock options granted to employees and directors. In accordance with SFAS No.123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility 30%, expected dividend yield of 0%, risk-free interest rate of 5%, and an expected life of 5 years. Had the Company determined compensation cost based on the fair value at the grant date for its stock under SFAS No.123, net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        (IN THOUSANDS,
                                                  EXCEPT EARNINGS PER SHARE)
             NET EARNINGS                            1999             1998
             ------------                          -------          -------
             As reported                           $18,858          $15,089
                                                   =======          =======
             Pro forma                             $17,142          $14,054
                                                   =======          =======

             DILUTED EARNINGS PER SHARE
             As reported                           $  1.19          $  1.05
                                                   =======          =======
             Pro forma                             $  1.08          $   .97
                                                   =======          =======

12.  SEGMENT REPORTING

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

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
(In Thousands)                    RACING OPERATIONS  OTHER*       TOTALS
--------------                    -----------------  ------       ------
1999
----
Revenues                               $ 67,195      $1,581      $ 68,776
Interest income (expense) (net)           5,289         (34)        5,255
Depreciation and amortization               960          88         1,048
Segment income before income taxes       29,544         179        29,723

1998
----
Revenues                               $ 61,056      $1,474      $ 62,530
Interest income (expense) (net)           3,234         (36)        3,198
Depreciation and amortization               750          29           779
Segment income before income taxes       23,657          --        23,657

1997
----
Revenues                               $ 40,867      $  578      $ 41,445
Interest income (expense) (net)             331          (2)          329
Depreciation and amortization               531          18           549
Segment loss before income taxes        (20,432)       (515)      (20,947)

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

         Reconciliations to consolidated financial statement totals at December 31 are as follows:

               (In Thousands)
               --------------
                                                           1999        1998
                                                         --------    -------
             Total assets for reportable segment         $122,700    $95,851
             Other assets                                   2,187      1,335
                                                         --------    -------

             Total consolidated assets                   $124,887    $97,186
                                                         ========    =======

             Total liabilities for reportable segment    $  9,374    $ 9,617
             Other liabilities                              1,183      1,350
                                                         --------    -------

             Total consolidated liabilities              $ 10,557    $10,967
                                                         ========    =======

         Domestic and foreign revenues, which are allocated to each country based on sanction fees, sponsorship revenues and television revenues, for each of the three years ended December 31 were as follows:

           (In Thousands)
            ------------
                                             1999       1998       1997
                                           -------    -------    -------
          United States                    $48,518    $42,105    $28,888
          Canada                             7,037      7,828      5,336
          Other foreign countries           13,221     12,597      7,221
                                           -------    -------    -------
          Total                            $68,776    $62,530    $41,445
                                           =======    =======    =======

13.  EARNINGS (LOSS) PER SHARE

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

                                                                     YEAR ENDED DECEMBER 31,
                                                                  1999        1998         1997
                                                                  ----        ----         ----
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
          Net income (loss)                                      $18,858     $15,089     $(17,524)
                                                                 =======     =======     ========

          Basic EPS:
              Weighted average common shares outstanding          15,427      14,190       10,200
                                                                 =======     =======     ========
              Net earnings (loss)  per common share, basic       $  1.22     $  1.06     $  (1.72)
                                                                 =======     =======     ========

          Diluted EPS:
              Weighted average common shares outstanding          15,427      14,190       10,200
              Shares contingently issuable                           481         231           --
                                                                 -------     -------     --------
              Shares applicable to diluted earnings               15,908      14,421       10,200
                                                                 =======     =======     ========
              Net earnings (loss)  per common share, diluted     $  1.19     $  1.05     $  (1.72)
                                                                 =======     =======     ========

14.  RELATED PARTY TRANSACTIONS

         The Company receives sanction fees from promoters affiliated with certain of its directors. Total sanction fee revenue related to these entities for 1999, 1998 and 1997 was approximately $5.6 million, $8.1 million and $5.2 million, respectively. No sanction fees from a single related entity provided more than 10% of the Company's revenues in 1999, 1998 and 1997.

         The Company rented track facilities from a related party. Total track rental expense related to this entity for 1999, 1998 and 1997 was approximately $20,000, $62,000 and $0, respectively.

         At December 31, 1999 and 1998, the Company has accounts receivable of approximately $324,000 and $1.7 million, respectively, due from related parties.

         The Company receives entry fees and other race-related income to participate in the CART Championship from certain related parties. Such fees received from certain franchise members amounted to $1.2 million, $1.3 million and $150,000 in 1999, 1998 and 1997, respectively.

         The Company disburses purse winnings and awards to teams affiliated with certain of its directors. Total purse winnings and awards related to these entities for 1999, 1998 and 1997 were $9.8 million, $10.8 million and $9.0 million, respectively.

         The Company paid for at-track rights to promoters affiliated with certain of its directors in order to satisfy contractual obligations with certain sponsors. Total at-track rights related to these entities for 1999, 1998 and 1997 were $800,000, $1.2 million and $500,000, respectively.

         The Company records royalty expense for teams and promoters affiliated with certain of its directors. Total royalties for these entities for 1999, 1998 and 1997 were $378,000, $552,000 and $173,000, respectively.

         At December 31, 1999 and 1998, the Company has accounts payable and royalties payable of approximately $569,000 and $537,000, respectively, due to related parties.

         An officer of the Company is a principal in a law firm which received fees for legal services provided to the Company. Such fees amounted to approximately $126,000, $127,000 and $133,000 in 1999, 1998 and 1997,
respectively.

         In connection with the Reorganization, effective January 1, 1998, the Company and the existing franchise race teams entered into an agreement on December 19, 1997 whereby reimbursements for travel expenses, directors fees and race-related payments were discontinued. These payments approximated $19.4 million for 1997. Such agreement expires in December 2000. Because each franchise member is also a stockholder of the Company, the agreement constitutes a related party transaction.

                                          SCHEDULE II


                             CHAMPIONSHIP AUTO RACING TEAMS, INC.
                               VALUATION AND QUALIFYING ACCOUNTS
                         YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997.
                                        (IN THOUSANDS)

                                                         CHARGED                      BALANCE
                                          BEGINNING      TO COSTS      DEDUCTIONS    AT END OF
           DESCRIPTION                    OF PERIOD    AND EXPENSES        (1)       OF PERIOD
-------------------------------------     ---------    ------------    ----------    ---------
Allowance for doubtful
   accounts (deducted from
   accounts receivable):
      Year Ended December 31, 1999...       $306           $ 90           $146          $250
      Year Ended December 31, 1998...         --            436            130           306
      Year Ended December 31, 1997...         --             --             --            --

(1) Accounts deemed to be uncollectible.