Form 10-Q
period 2000-03-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2000-05-05
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK $0.01 PAR VALUE                 15,586,568 SHARES
       ----------------------------            --------------------------
                     CLASS                     OUTSTANDING AT MAY 1, 2000



                         This report contains 15 pages.

                                      TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                           PAGE

         ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

                   Consolidated Balance Sheets at March 31, 2000 and December 31, 1999     3

                   Consolidated Statements of Income for the Three Months Ended
                   March 31, 2000 and 1999                                                 4

                   Consolidated Statement of Stockholders' Equity for the Three Months
                   Ended March 31, 2000                                                    5

                   Consolidated Statements of Cash Flows for the Three Months Ended        6
                   March 31, 2000 and 1999

                   Notes to Consolidated Financial Statements                              7


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                10
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS            13


PART II - OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                      14

         SIGNATURES                                                                       15

                                     CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                  AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                            (DOLLARS IN THOUSANDS)
                                                                            MARCH 31, 2000    DECEMBER 31, 1999
                                                                            --------------    -----------------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 15,445            $  7,216
   Short-term investments                                                       102,311              91,758
   Accounts receivable (net of allowance for doubtful accounts
      of $265 and $250 at March 31, 2000 and                                      6,295               8,780
      December 31, 1999, respectively)
   Current portion of notes receivable                                              819                 819
   Inventory                                                                        337                 311
   Prepaid expenses                                                                 472                 262
   Deferred income taxes                                                            107                 114
                                                                               --------            --------
      Total current assets                                                      125,786             109,260
NOTES RECEIVABLE                                                                  2,470               2,485
PROPERTY AND EQUIPMENT- Net                                                       5,467               5,228
GOODWILL (net of accumulated amortization of $348 and $299
   at March 31, 2000 and December 31, 1999, respectively)                         7,393               7,442
OTHER ASSETS (net of accumulated amortization
of $68 and $62 at March 31, 2000 and December 31, 1999, respectively)               509                 472
                                                                               --------            --------
TOTAL ASSETS                                                                   $141,625            $124,887
                                                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $  2,749            $  2,131
   Accrued liabilities:
      Race expenses and point awards                                                147                  --
      Royalties                                                                     222                 949
      Payroll                                                                       392                 660
      Taxes                                                                       1,110                 358
      Other                                                                       1,248                 801
   Deferred revenue                                                              18,505               4,881
                                                                               --------            --------
      Total current liabilities                                                  24,373               9,780
DEFERRED INCOME TAXES                                                               849                 777
COMMITMENTS AND CONTINGENCIES                                                        --                  --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2000
      and December 31, 1999                                                          --                  --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,586,568 and 15,586,568 shares issued and
      outstanding at March 31, 2000 and December 31, 1999, respectively             156                 156
   Additional paid-in capital                                                    99,671              99,671
   Retained earnings                                                             16,838              14,825
   Unrealized loss on investments                                                  (262)               (322)
                                                                               --------            --------
         Total stockholders' equity                                             116,403             114,330
                                                                               --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $141,625            $124,887
                                                                               ========            ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                      2000         1999
                                                     -------     -------
REVENUES:
         Sanction fees                               $ 1,433     $ 1,356
         Sponsorship revenue                           4,901       4,197
         Television revenue                              260         265
         Engine leases, rebuilds and wheel sales         451         522
         Other revenue                                   803       1,009
                                                     -------     -------
              Total revenues                           7,848       7,349

EXPENSES:
         Race distributions                              820         738
         Race expenses                                 1,428         982
         Cost of engine rebuilds and wheel sales         136         181
         Administrative and indirect expenses          3,527       3,899
         Depreciation and amortization                   287         235
                                                     -------     -------
              Total expenses                           6,198       6,035

OPERATING INCOME                                       1,650       1,314
         Interest income (net)                         1,495       1,237
                                                     -------     -------
INCOME BEFORE INCOME TAXES                             3,145       2,551
         Income tax expense                            1,132         912
                                                     -------     -------
NET INCOME                                           $ 2,013     $ 1,639
                                                     =======     =======
         EARNINGS PER SHARE:
                       BASIC                         $  0.13     $  0.11
                                                     =======     =======
                       DILUTED                       $  0.13     $  0.10
                                                     =======     =======
        WEIGHTED AVERAGE SHARES OUSTANDING:
                       BASIC                          15,587      15,175
                                                     =======     =======
                       DILUTED                        15,731      15,670
                                                     =======     =======

See accompanying notes to consolidated financial statements.

                                        CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                     (UNAUDITED)
                                                   (IN THOUSANDS)



                                                ADDITIONAL              UNREALIZED
                                COMMON STOCK      PAID-IN   RETAINED  GAIN (LOSS) ON   STOCKHOLDERS'  COMPREHENSIVE
                               SHARES   AMOUNT    CAPITAL   EARNINGS    INVESTMENTS       EQUITY          INCOME
                               ------   ------    -------   --------    -----------       ------          ------
BALANCES, DECEMBER 31, 1999    15,586    $156     $99,671    $14,825      $(322)         $114,330
   Net income                      --      --          --      2,013         --             2,013         $2,013
   Comprehensive income            --      --          --         --         60                60             60
                                                                                                          ------
                                                                                                          $2,073
                               ------    ----     -------    -------      -----          --------         ======
BALANCES, MARCH 31, 2000       15,586    $156     $99,671    $16,838      $(262)         $116,403
                               ======    ====     =======    =======      =====          ========

See accompanying notes to consolidated financial statements.

                                   CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)


                                                                                    2000           1999
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  2,013      $  1,639
   Adjustments to reconcile net income to
       net cash provided by operating activities:
   Depreciation and amortization                                                       287           235
   Net gain from sale of property and equipment                                        (51)           --
   Deferred income taxes                                                                79            39
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                                            2,485        (1,540)
      Prepaid expenses                                                                (210)         (463)
      Inventory                                                                        (26)          (11)
      Other assets                                                                     (34)         (193)
      Accounts payable                                                                 618           593
      Accrued liabilities                                                              351          (947)
      Deferred revenue                                                              13,624        13,765
                                                                                  --------      --------
             Net cash provided by operating activities                              19,136        13,117

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments                                                                     (10,493)      (12,666)
   Notes receivable                                                                     15            24
   Acquisition of property and equipment                                              (634)         (248)
   Proceeds from sale of property and equipment                                        215            --
   Acquisition of trademark                                                            (10)           (5)
                                                                                  --------      --------
         Net cash used in investing activities                                     (10,907)      (12,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                           --           (32)
   Issuance of common stock (net of underwriting discount and offering costs)           --           929
                                                                                  --------      --------
                Net cash provided by financing activities                               --           897
                                                                                  --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            8,229         1,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     7,216        15,080
                                                                                  --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 15,445      $ 16,199
                                                                                  ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
        Income taxes                                                              $    234      $  1,315
                                                                                  ========      ========
        Interest                                                                  $     --      $      7
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months ended March 31, 2000 and 1999 are not indicative of the results to be expected for the year.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams and its wholly-owned subsidiaries - CART , Inc., American Racing Series, Inc., Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 unaudited consolidated financial statements in order for them to conform to the 2000 presentation.

2. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                         GROSS UNREALIZED
                                                         ----------------
(IN THOUSANDS)                     COST      FAIR VALUE    GAIN     LOSS
                                 --------    ----------    ----     ----
MARCH 31, 2000
--------------
Commercial paper                 $ 11,909     $ 11,909     $ --     $ --
Municipal bonds                    40,687       40,614       --       73
Corporate bonds                    23,506       23,346       --      160
U.S. agencies securities           12,473       12,442        4       35
Repurchase agreements               8,000        8,000       --       --
Certificate of deposit              5,998        6,000        2       --
                                 --------     --------     ----     ----
Total short-term investments     $102,573     $102,311     $  6    $ 268
                                 ========     ========     ====     ====

DECEMBER 31, 1999
-----------------
Commercial paper                 $ 35,936     $ 35,941     $  5     $ --
Municipal bonds                    21,598       21,494       --      104
Corporate bonds                    19,047       18,891       --      156
U.S. agencies securities           11,500       11,432       --       68
Certificate of deposit              3,999        4,000        1       --
                                 --------     --------     ----     ----
Total short-term investments     $ 92,080     $ 91,758     $  6     $328
                                 ========     ========     ====     ====

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 2000 and December 31, 1999:

                                                        (IN THOUSANDS)
                                                     MARCH 31,  DECEMBER 31,
                                                       2000         1999
                                                      -------     -------
         Engines                                      $ 2,296     $ 2,296
         Equipment                                      3,636       3,037
         Furniture and fixtures                           399         396
         Vehicles                                       1,832       2,240
         Other                                            187         181
                                                      -------     -------

         Total                                          8,350       8,150

         Less accumulated depreciation                 (2,883)     (2,922)
                                                      -------     -------

         Property and equipment (net)                 $ 5,467     $ 5,228
                                                      =======     =======


4. SEGMENT REPORTING

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


                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
($ in thousands)                                  RACING OPERATIONS   OTHER*    TOTAL
----------------                                  -----------------   ------    -----
2000
----
Revenues                                              $7,565          $283      $7,848
Interest income (net)                                  1,493             2       1,495
Depreciation and amortization                            260            27         287
Segment income (loss) before income taxes              3,196           (51)      3,145

1999
----
Revenues                                              $7,057          $292      $7,349
Interest income (expense) (net)                        1,238            (1)      1,237
Depreciation and amortization                            222            13         235
Segment income (loss) before income taxes              2,556            (5)      2,551

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                               2000         1999
                                             --------     --------
Total assets for reportable segment          $139,458     $112,586
Other assets                                    2,167          407
                                             --------     --------

Total consolidated assets                    $141,625     $112,993
                                             ========     ========


Total liabilities for reportable segment     $ 24,031     $ 23,958
Other liabilities                               1,191          425
                                             --------     --------

Total consolidated liabilities               $ 25,222     $ 24,383
                                             ========     ========


5. COMMITMENTS AND CONTINGENCIES

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

         Frontier Insurance Company ("Frontier") filed a declaratory judgment action against CART, Inc., on December 17, 1999. The complaint seeks a judgment declaring that Frontier has no liability to CART under a performance bond issued by Frontier in the amount of $5 million. CART has filed a counterclaim against Frontier seeking judgment declaring that the bond is valid and enforceable and that CART is entitled to a judgment in the amount of at least $5 million pursuant to a liquidated damages provision. The performance bond was issued in connection with an Organizer/Promoter Agreement between CART and Hawaiian Super Prix, LLC ("HSP") whereby, HSP would promote an automobile race event known as the Hawaiian Super Prix in November 1999. The racing event never took place, and HSP is now in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the District of Hawaii.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

RESULTS OF OPERATIONS


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         REVENUES. Total revenues for the three months ended March 31, 2000 were $7.8 million, an increase of $499,000 or 7% from the same period in the prior year. This was due to increased sanction fees and sponsorship revenue, partially offset by a decrease in television revenue, engine leases, rebuilds and wheel sales and other revenue as described below.

         Sanction fees for the three months ended March 31, 2000 were $1.4 million, an increase of $77,000, or 6%, from the same period in the prior year due to the annual escalation in the Miami promoter agreement. We staged one race during the first quarters of 1999 and 2000.

         Sponsorship revenue for the three months ended March 31, 2000 was $4.9 million, an increase of $704,000, or 17%, from the same period in the prior year. This increase was primarily attributable to the sponsorship agreement we entered into with ISL Worldwide, which increases annually through the term of the agreement.

         Television revenue for the three months ended March 31, 2000 was $260,000, a decrease of $5,000, or 2%, from the same period in the prior year. This decrease was due primarily to a decrease in video rights, partially offset by increases in the minimum guarantee from ESPN and increases in our Brazilian and Australian TV rights.

         Engine leases, rebuilds and wheel sales for the three months ended March 31, 2000 was $451,000, a decrease of $71,000, or 14%, from the same period in the prior year. This decrease was due to having fewer engine rebuilds in the first quarter of 2000 compared to the same period in the prior year. ARS had one race in the first quarter of 1999 and none in the first quarter of 2000.

         Other revenue for the three months ended March 31, 2000 was $803,000, a decrease of $206,000, or 20%, from the same period in the prior year. This decrease was primarily attributable to a reduction in entry fees and credential income from ARS due to zero races being held in the three months ended March 31, 2000 compared to one race in the same period in the prior year and a gain on the sale of property in the three months ended March 31, 1999.

         EXPENSES. Total expenses for the three months ended March 31, 2000 were $6.2 million, an increase of $163,000, or 3%, from the same period in the prior year. This increase was due to an increase in race distributions and race expenses, partially offset by a decrease in administrative and indirect expenses and cost of engine rebuilds and wheel sales as described below.

         Race distributions for the three months ended March 31, 2000 were $820,000, an increase of $82,000, or 11%, from the same period in the prior year. The increase was due to two Toyota-Atlantic races being held in the three months ended March 31, 2000 compared to no races being held in the same period in the prior year, partially offset by a decrease in Indy Lights race distributions due to no races being held in the three months ended March 31, 2000 compared to one race being held in the same period in the prior year.

         Race expenses for the three months ended March 31, 2000 were $1.4 million, an increase of $446,000, or 45%, from the same period in the prior year. The increase was partially due to the addition of a new department, timing and scoring, added during the three months ended March 31, 2000. Additional expenses were also incurred in the Logistics department due to increased personnel.

         Cost of engine rebuilds and wheel sales for the three months ended March 31, 2000 were $136,000, a decrease of $45,000, or 25%, from the same period in the prior year. This decrease is due to fewer engine rebuilds in the three months ended March 31, 2000, as discussed in revenues above.

         Administrative and indirect expenses for the three months ended March 31, 2000 were $3.5 million, a decrease of $372,000, or 10%, from the same period in the prior year. This decrease was primarily attributed to a decrease in marketing and advertising due to the timing of our 2000 marketing initiatives compared to the same period in the prior year. In 1999, the marketing initiatives were focused on a national basis that were tied to specific race events. In particular, a season kick-off initiative that coincided with the Miami event. In 2000, the marketing initiative will focus on all CART markets throughout the year.

         OPERATING INCOME. Operating income for the three months ended March 31, 2000 was $1.7 million, an increase of $336,000 from the same period in the prior year.

         INTEREST INCOME (NET). Interest income (net) for the three months ended March 31, 2000 was $1.5 million compared to interest income (net) of $1.2 million from the same period in the prior year. The increase was primarily attributable to additional interest earned on the invested proceeds from the secondary offering that occurred in May 1999 and additional cash flow from operations.

         INCOME BEFORE INCOME TAXES. Income before income taxes for the three months ended March 31, 2000 was $3.1 million, compared to income before income taxes of $2.6 million from the same period in the prior year.

         INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2000 was $1.1 million, compared to an income tax expense of $912,000 from the same period in the prior year.

         NET INCOME. Net income for the three months ended March 31, 2000 was $2.0 million compared to net income of $1.6 million from the same period in the prior year.


SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results. During each of the three month periods ended March 31, 2000 and 1999, we held one race in Homestead, Florida.

LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering and cash flow from operations to finance working capital, investments and capital expenditures during the past year.

         We have a $1.5 million revolving line of credit with a commercial bank. As of March 31, 2000, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on March 31, 2000 was $15.4 million, a net increase of $8.2 million from December 31, 1999. This increase was primarily the result of net cash provided by operations of $19.1 million, which was offset by net cash used in investing activities of $10.9 million.

         We anticipate capital expenditures of approximately $2.5 million during the next twelve months. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs. In addition, we may incur additional expenditures to increase our marketing budget, and expand our TV relationships or otherwise to increase the visibility and appeal of our products.

         The economic environment in Brazil provides some uncertainty in terms of collectability of future sanction fees and payments of the receivable from our Brazilian promoter. The receivable is to be repaid in five equal installments over the life of the sanction agreement with a stated 5% per annum interest rate. Letters of credit to be issued annually by the City of Rio De Janeiro will cover the sanction fees and the receivable. In addition, in February 1999, ISL Worldwide signed an agreement with the Brazil promoter where the two entities will be equal partners in promoting the Brazil event through the year 2002. We received the initial sanction fee payment for 2000 and the letter of credit for the 2000 event has been issued.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At March 31, 2000, our investments consisted of certificates of deposits, commercial paper, corporate bonds, U.S. Agency issues, municipal bonds and repurchase agreements. The weighted average maturity of our portfolio is 259 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  The following exhibits are filed herewith.

             EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
             --------------                   ----------------------

                   27.1                       Financial Data Schedule


         (b) Reports on Form 8-K.

                  We were not required to file a Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CHAMPIONSHIP AUTO RACING TEAMS, INC.


Date:  5/5/00                        By: /s/  Randy K Dzierzawski
     --------------                     ----------------------------------
                                         Randy K. Dzierzawski
                                         Chief Financial Officer