Form 10-Q
period 2000-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2000-08-09
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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
Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                15,588,568 SHARES
         ----------------------------                -----------------
                    CLASS                      OUTSTANDING AT AUGUST 1, 2000



                         This report contains 17 pages.

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I  - FINANCIAL INFORMATION

         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.

                     Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999        3

                     Consolidated Statements of Income for the Three and Six Months
                     Ended June 30, 2000 and 1999                                                 4

                     Consolidated Statement of Stockholders' Equity for the Six Months
                     Ended June 30, 2000                                                          5

                     Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2000 and 1999                                                       6

                     Notes to Consolidated Financial Statements                                   7


         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                               10


         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                                     15
                     ABOUT MARKET RISKS


PART II - OTHER INFORMATION

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                            16

         SIGNATURES                                                                               17

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                         JUNE 30, 2000  DECEMBER 31, 1999
                                                                         -------------  -----------------
                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $  20,671      $   7,216
   Short-term investments                                                    104,518         91,758
   Accounts receivable (net of allowance for doubtful accounts of $171 and $250 at June 30, 2000 and
      December 31, 1999, respectively)                                         6,873          8,780
   Current portion of notes receivable                                           944            819
   Inventory                                                                     286            311
   Prepaid expenses                                                              495            262
   Deferred income taxes                                                          99            114
                                                                           ---------      ---------
      Total current assets                                                   133,886        109,260
NOTES RECEIVABLE                                                               1,853          2,485
PROPERTY AND EQUIPMENT- Net                                                    6,240          5,228
GOODWILL (net of accumulated amortization of $396 and $299
   at June 30, 2000 and December 31, 1999, respectively)                       7,345          7,442
OTHER ASSETS (net of accumulated amortization
   of $75 and $62 at June 30, 2000 and December 31, 1999, respectively)          444            472
                                                                           ---------      ---------
TOTAL ASSETS                                                               $ 149,768      $ 124,887
                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                        $   1,650      $   2,131
   Accrued liabilities:
      Race expenses and point awards                                           1,269             --
      Royalties                                                                  287            949
      Payroll                                                                  1,791            660
      Taxes                                                                    2,678            358
      Other                                                                    2,447            801
   Deferred revenue                                                           15,260          4,881
   Deposits                                                                      878             --
                                                                           ---------      ---------
      Total current liabilities                                               26,260          9,780
DEFERRED INCOME TAXES                                                            933            777
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,588,568 and 15,586,568 shares issued and
      outstanding at June 30, 2000 and December 31, 1999, respectively           156            156
   Additional paid-in capital                                                 99,703         99,671
   Retained earnings                                                          22,962         14,825
   Unrealized loss on investments                                               (246)          (322)
                                                                           ---------      ---------
         Total stockholders' equity                                          122,575        114,330
                                                                           ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 149,768      $ 124,887
                                                                           =========      =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                        THREE MONTHS             SIX MONTHS
                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                       2000        1999       2000        1999
                                                     -------     -------     -------     -------
REVENUES:
         Sanction fees                               $15,761     $15,743     $17,194     $17,099
         Sponsorship revenue                           5,127       5,141      10,028       9,338
         Television revenue                            1,768       2,040       2,028       2,313
         Engine leases, rebuilds and wheel sales         636         563       1,087       1,085
         Other revenue                                 1,610       1,986       2,413       2,987
                                                     -------     -------     -------     -------
              Total revenues                          24,902      25,473      32,750      32,822

EXPENSES:
         Race distributions                            5,192       6,053       6,012       6,791
         Race expenses                                 2,792       2,187       4,221       3,169
         Cost of engine rebuilds and wheel sales         245         176         380         357
         Administrative and indirect expenses          5,896       6,475       9,423      10,374
         Compensation expense                          2,758          --       2.758          --
         Depreciation and amortization                   305         254         592         489
                                                     -------     -------     -------     -------
              Total expenses                          17,188      15,145      23,386      21,180

OPERATING INCOME                                       7,714      10,328       9,364      11,642
         Interest income (net)                         1,798       1,380       3,293       2,617
                                                     -------     -------     -------     -------
INCOME BEFORE INCOME TAXES                             9,512      11,708      12,657      14,259
         Income tax expense                            3,388       4,242       4,520       5,154
                                                     -------     -------     -------     -------
NET INCOME                                           $ 6,124     $ 7,466     $ 8,137     $ 9,105
                                                     =======     =======     =======     =======
         EARNINGS PER SHARE:
                       BASIC                         $  0.39     $  0.49     $  0.52     $  0.60
                                                     =======     =======     =======     =======
                       DILUTED                       $  0.39     $  0.47     $  0.52     $  0.58
                                                     =======     =======     =======     =======
        WEIGHTED AVERAGE SHARES OUSTANDING:
                       BASIC                          15,588      15,376      15,587      15,276
                                                     =======     =======     =======     =======
                       DILUTED                        15,722      15,936      15,732      15,806
                                                     =======     =======     =======     =======

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                    COMMON STOCK         ADDITIONAL                UNREALIZED
                                 -------------------      PAID-IN     RETAINED   GAIN (LOSS) ON  STOCKHOLDERS' COMPREHENSIVE
                                 SHARES       AMOUNT      CAPITAL    EARNINGS     INVESTMENTS     EQUITY         INCOME
                                 ------       ------      -------    --------     -----------     ------         ------

BALANCES, DECEMBER 31, 1999       15,586     $    156     $ 99,671     $ 14,825     $   (322)     $114,330
   Net income                         --           --           --        8,137           --         8,137     $  8,137
   Comprehensive income               --           --           --           --           76            76           76
                                                                                                               --------
   Exercise of options                 2           --           32           --           --            32     $  8,213
                                                                                                               ========
                                  ------     --------     --------     --------     --------      --------
BALANCES, JUNE 30, 2000           15,588     $    156     $ 99,703     $ 22,962     $   (246)     $122,575
                                  ======     ========     ========     ========     ========      ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      2000          1999
                                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                     $  8,137      $  9,105
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                       592           489
     Net gain from sale of property and equipment                                        (91)            1
     Deferred income taxes                                                               171            72
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                         1,907        (2,650)
           Prepaid expenses                                                             (233)         (134)
           Inventory                                                                      25          (118)
           Other assets                                                                   30          (238)
           Accounts payable                                                             (481)          937
           Accrued liabilities                                                         5,704         3,293
           Deferred revenue                                                           10,379         7,238
           Deposits                                                                      878            --
                                                                                    --------      --------
                   Net cash provided by operating activities                          27,018        17,995

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of subsidiaries                                                         --          (900)
     Investments                                                                     (12,684)      (25,463)
     Notes receivable                                                                    507           870
     Acquisition of property and equipment                                            (1,679)         (464)
     Proceeds from sale of property and equipment                                        276            --
     Acquisition of trademark                                                            (15)          (14)
                                                                                    --------      --------
                Net cash used in investing activities                                (13,595)      (25,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                           --           (65)
     Issuance of common stock (net of underwriting discount and offering costs)           32         8,717
                                                                                    --------      --------
               Net cash provided by financing activities                                  32         8,652
                                                                                    --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             13,455           676
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD:                                      7,216        15,080
                                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD:                                         $ 20,671      $ 15,756
                                                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                              $  1,458      $  2,806
                                                                                    ========      ========
          Interest                                                                  $     --      $     21
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

                     CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of June 30, 2000 and the results of its operations and its cash flows for the three months and six months ended June 30, 2000 and 1999.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months and six months ended June 30, 2000 and 1999 are not indicative of the results to be expected for the year.

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

2. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                              GROSS UNREALIZED
                                                              ----------------
(IN THOUSANDS)                     COST      FAIR VALUE      GAIN         LOSS
                                 --------     --------     --------     --------
JUNE 30, 2000
-------------
Commercial paper                 $  5,237     $  5,237        $   -        $   -
Municipal bonds                    40,744       40,708            -           36
Corporate bonds                    29,837       29,675            -          162
U.S. agencies securities           12,948       12,909            -           39
Repurchase agreements              12,000       11,989            -           11
Certificate of deposit              3,998        4,000            2            -
                                 --------     --------     --------     --------
Total short-term investments     $104,764     $104,518     $      2     $    248
                                 ========     ========     ========     ========

DECEMBER 31, 1999
-----------------
Commercial paper                 $ 35,936     $ 35,941     $      5        $   -
Municipal bonds                    21,598       21,494            -          104
Corporate bonds                    19,047       18,891            -          156
U.S. agencies securities           11,500       11,432            -           68
Certificate of deposit              3,999        4,000            1            -
                                 --------     --------     --------     --------
Total short-term investments     $ 92,080     $ 91,758     $      6     $    328
                                 ========     ========     ========     ========

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2000 and December 31, 1999:

                                                           (IN THOUSANDS)
                                                       JUNE 30,     DECEMBER 31,
                                                         2000          1999
                                                       -------        -------
         Engines                                       $ 2,296        $ 2,296
         Equipment                                       3,974          3,037
         Furniture and fixtures                            408            396
         Vehicles                                        2,395          2,240
         Other                                             219            181
                                                       -------        -------

         Total                                           9,292          8,150

         Less accumulated depreciation                 (3,052)        (2,922)
                                                       -------        -------

         Property and equipment (net)                  $ 6,240        $ 5,228
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


                                                            THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------
($ in thousands)                                 RACING OPERATIONS         OTHER*           TOTAL
----------------                                 -----------------         ------           -----

2000
----
Revenues                                               $ 24,747              $155          $ 24,902
Interest income (net)                                     1,792                 6             1,798
Depreciation and amortization                               278                27               305
Segment income (loss) before income taxes                 9,652              (140)            9,512

1999
----
Revenues                                               $ 25,054              $419          $ 25,473
Interest income (expense) (net)                           1,389                (9)            1,380
Depreciation and amortization                               229                25               254
Segment income (loss) before income taxes                11,726               (18)           11,708

                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
($ in thousands)                                   RACING OPERATIONS       OTHER*           TOTAL
----------------                                   -----------------       ------           -----

2000
----
Revenues                                               $ 32,312              $438          $ 32,750
Interest income (net)                                     3,285                 8             3,293
Depreciation and amortization                               538                54               592
Segment income (loss) before income taxes                12,848              (191)           12,657

1999
----
Revenues                                               $ 32,111              $711          $ 32,822
Interest income (expense) (net)                           2,627               (10)            2,617
Depreciation and amortization                               451                38               489
Segment income (loss) before income taxes                14,282               (23)           14,259

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

                                                      JUNE 30,      DECEMBER 31,
                                                        2000           1999
                                                      --------       --------
Total assets for reportable segment                   $148,492       $122,700
Other assets                                             1,276          2,187
                                                      --------       --------

Total consolidated assets                             $149,768       $124,887
                                                      ========       ========

Total liabilities for reportable segment              $ 26,800       $  9,374
Other liabilities                                          393          1,183
                                                      --------       --------

Total consolidated liabilities                        $ 27,193       $ 10,557
                                                      ========       ========


5. COMMITMENTS AND CONTINGENCIES

         LITIGATION. Frontier Insurance Company ("Frontier") filed a declaratory judgment action against CART, Inc. on December 17, 1999. The complaint seeks a judgment declaring that Frontier has no liability to CART under a performance bond issued by Frontier in the amount of $5 million. CART has filed a counterclaim against Frontier seeking judgment declaring that the bond is valid and enforceable and that CART is entitled to a judgment in the amount of at least $5 million pursuant to a liquidated damages provision. The performance bond was issued in connection with an Organizer/Promoter Agreement between CART and Hawaiian Super Prix, LLC ("HSP") whereby, HSP would promote an automobile race event known as the Hawaiian Super Prix in November 1999. The racing event never took place, and HSP is now in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the District of Hawaii.

         2001 SCHEDULE. During the second quarter of 2000, the Company announced the addition of a 2001 race in Monterrey, Mexico. Subsequent to June 30, 2000, the Company announced several more additions to the 2001 schedule. These additions include two races in Europe - the United Kingdom and Germany, as well as the addition of a race in Dallas, Texas, the seventh largest market in the United States.

         OFFICER SEVERANCE. On June 17, 2000, the Company's President/CEO announced his resignation. The former President/CEO entered into a severance agreement where the Company recorded a one-time severance payment of $2.8 million ($1.8 million net of tax). As a result of the resignation, a total of 600,000 stock options were forfeited under the Company's stock option plan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         REVENUES. Total revenues for the quarter ended June 30, 2000 were $24.9 million, a decrease of $571,000, or 2% from the same period in the prior year. This decrease was due to lower other revenue, television revenue and sponsorship revenue, partially offset by an increase in sanction fees and engine leases, rebuilds and wheel sales as described below.

         Sanction fees for the quarter ended June 30, 2000 were $15.8 million, an increase of $18,000 from the same period in the prior year. This increase was partially the result of annual escalation of sanction fees and a different mix of race venues, with a higher revenue race exchanged for a lower revenue race when compared to the same period in the prior year. This increase was partially offset by seven events taking place in the second quarter of 2000 compared to eight events in the same period in the prior year.

         Sponsorship revenue for the quarter ended June 30, 2000 was $5.1 million, a decrease of $14,000, from the same period in the prior year. This decrease was primary due to Pro-Motion Agency, Ltd. conducting two events less in the second quarter of 2000 compared to the same period in the prior year.

         Television revenue for the quarter ended June 30, 2000 was $1.8 million, a decrease of $272,000, or 13%, from the same period in the prior year. This decrease was primarily due to seven events taking place in the second quarter of 2000 compared to eight events in the same period in the prior year.

         Engine leases, rebuilds and wheel sales revenue for the quarter ended June 30, 2000 was $636,000, an increase of $73,000 or 13% from the same period in the prior year. This increase was primarily the result of having more engine rebuilds in the second quarter of 2000 compared to the same period in the prior year.

         Other revenue for the quarter ended June 30, 2000 was $1.6 million, a decrease of $376,000, or 19%, from the same period in the prior year. This decrease was partially attributable to a decrease in royalty revenue in the second quarter 2000 when compared to the same period in the prior year and a decrease in entry fees, membership revenue and commissions from our support series due to fewer races being held in the second quarter 2000 when compared to the same period in the prior year.

         EXPENSES. Total expenses for the quarter ended June 30, 2000 were $17.2 million, an increase of $2.0 million, or 14%, from the same period in the prior year. This increase was due to an increase in administrative and indirect expenses, race expenses and cost of engine rebuilds and wheel sales, partially offset by a decrease in race distributions as described below.

         Race distributions for the quarter ended June 30, 2000 were $5.2 million, a decrease of $861,000, or 14%, from the same period in the prior year. This decrease is primarily due to seven races being held in the second quarter of 2000 compared with eight races held in the same period in the prior year.

         Race expenses for the quarter ended June 30, 2000 were $2.8 million, an increase of $605,000, or 28%, from the same period in the prior year. This increase is partially due to added personnel and operating expenses in race operations and logistics and the addition of two new departments, timing and scoring and pace car in the year 2000, partially offset by having seven races being held in the second quarter of 2000 compared with eight races held in the same period in the prior year.

         Cost of engine rebuilds and wheel sales for the quarter ended June 30, 2000 were $245,000, an increase of $69,000 or 39% from the same period in the prior year. This increase is due to increased engine rebuilds as noted above.

         Administrative and indirect expenses for the quarter ended June 30, 2000 were $5.9 million, a decrease of $579,000, or 9%, from the same period in the prior year. This decrease was partially attibutable to a decrease in marketing and advertising expenses due to the timing of our 2000 marketing initiatives compared to the same period in the prior year. In 1999, the marketing initiatives were focused on a national basis that was tied to specific race events. In 2000, the marketing initiative will focus on all CART markets throughout the year. Another contributing factor to the decrease was a reduction in sales cost related to running one less race in the second quarter of 2000 compared to the same period in 1999.

         Compensation expense for the quarter ended June 30, 2000 was $2.8 million. This non-recurring expense relates to payments made under a severance agreement with the former President/CEO who resigned June 17, 2000.

         Depreciation and amortization for the quarter ended June 30, 2000 was $305,000, compared to depreciation and amortization of $254,000 for the same period in the prior year.

         OPERATING INCOME. Operating income for the quarter ended June 30, 2000 was $7.7 million, a decrease in income of $2.6 million from the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME (NET). Interest income (net) for the quarter ended June 30, 2000 was $1.8 million, an increase of $418,000, or 30%, from the same period in the prior year. This is due to an increase in investments using our cash flows from operations.

         INCOME TAX EXPENSE. Income tax expense for the quarter ended June 30, 2000 was $3.4 million, compared to an income tax expense of $4.2 million for the corresponding period in the prior year.

         NET INCOME/LOSS. Net income for the quarter ended June 30, 2000 was $6.1 million, a decrease of $1.3 million from the corresponding period in the prior year as a result of the factors described above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         REVENUES. Total revenues for the six months ended June 30, 2000 were $32.8 million, a decrease of $ 72,000 from the same period in the prior year. This was due to a decrease in television revenue and other revenue, partially offset by increased sanction fees, sponsorship revenue and engine leases, rebuilds and wheel sales, as described below.

         Sanction fees for the six months ended June 30, 2000 were $17.2 million, an increase of $95,000, or 1%, from the same period in the prior year. This increase was partially the result of annual escalation of sanction fees and a different mix of race venues, with a higher paying race exchanged for a lower paying race in the second quarter of 2000 when compared to the same period in the prior year. This increase was partially offset by eight events taking place in the six months ended June 30, 2000 compared to nine events in the same period in the prior year.

         Sponsorship revenue for the six months ended June 30, 2000 was $10.0 million, an increase of $690,000, or 7%, from the same period in the prior year. This increase was primarily attributable to our sponsorship representation agreement we entered into with ISL Worldwide. Under the sponsorship agreement, ISL has guaranteed certain sponsorship income in 2000.

         Television revenue for the six months ended June 30, 2000 was $2.0 million, a decrease of $285,000, or 12%, from the same period in the prior year. This decrease was primarily due to eight events taking place in the six months ended June 30, 2000 compared to nine events in the same period in the prior year.

         Engine leases, rebuilds and wheel sales for the six months ended June 30, 2000 was $1.1 million, an increase of $2,000 from the same period in the prior year.

         Other revenue for the six months ended June 30, 2000 was $2.4 million, a decrease of $574,000, or 19%, from the same period in the prior year. This decrease was partially attributable to a decrease in royalty revenue for the six months ended June 30, 2000 when compared to the same period in the prior year and a decrease in entry fees, membership revenue and commissions due to fewer races being held in the six months ended June 30, 2000 when compared to the same period in the prior year.

         EXPENSES. Total expenses for the six months ended June 30, 2000 were $23.4 million, an increase of $2.2 million, or 10%, from the same period in the prior year. This increase was due to an increase in administrative and indirect expenses, cost of engine rebuilds and wheel sales and race expenses, partially offset by a decrease in race distributions, as described below.

         Race distributions for the six months ended June 30, 2000 were $6.0 million, a decrease of $779,000 or 12%, from the same period in the prior year. This decrease was primarily due to eight races being held in the six months ended June 30, 2000 compared to nine races in the same period in the prior year.

         Race expenses for the six months ended June 30, 2000 were $4.2 million, an increase of $1.1 million, or 33%, from the same period in the prior year. This increase is partially due to added personnel and operating expenses in race operations and logistics and the addition of two new departments, timing and scoring and pace car in the year 2000, partially offset by having eight races held in the six months ended June 30, 2000 compared with nine races held in the same period in the prior year.

         Cost of engine rebuilds and wheel sales for the six months ended June 30, 2000 were $380,000, an increase of $23,000 or 6% from the same period in the prior year.

         Administrative and indirect expenses for the six months ended June 30, 2000 were $9.4 million, a decrease of $951,000, or 9%, from the same period in the prior year. This decrease was partially attibutable to a decrease in marketing and advertising due to the timing of our 2000 marketing initiatives compared to the same period in the prior year. In 1999, the marketing initiatives were focused on a national basis that was tied to specific race events. In 2000, the marketing initiative will focus on all CART markets throughout the year. Another contributing factor to the decrease was a reduction in sales cost related to running one less race in the six months ended June 30, 2000 compared to the same period in 1999.

         Compensation expense for the six months ended June 30, 2000 was $2.8 million. This non-recurring expense relates to payments made under a severance agreement with the former President/CEO who resigned June 17, 2000.

         Depreciation and amortization for the six months ended June 30, 2000 was $592,000, compared to depreciation and amortization of $489,000 for the same period in the prior year.

         OPERATING INCOME. Operating income for the six months ended June 30, 2000 was $9.4 million, a decrease of $2.3 million from the same period in the prior year.

         INTEREST INCOME (NET). Interest income (net) for the six months ended June 30, 2000 was $3.3 million an increase of $676,000, or 26%, from the same period in the prior year. This is due to an increase in investments using our cash flows from operations.

         INCOME BEFORE INCOME TAXES. Income before income taxes for the six months ended June 30, 2000 was $12.7 million, compared to income before income taxes of $14.3 million from the same period in the prior year.

         INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2000 was $4.5 million, compared to an income tax expense of $5.2 million from the same period in the prior year.

         NET INCOME/LOSS. Net income for the six months ended June 30, 2000 was $8.1 million compared to net income of $9.1 million from the same period in the prior year.

SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. During the second quarter ended June 30, 2000, we held seven races: Nazareth, Pennsylvania; Long Beach, California; Rio de Janeiro, Brazil; Motegi, Japan; West Allis, Wisconsin; Detroit, Michigan; and Portland, Oregon. During the second quarter ended June 30, 1999, we held eight races: Motegi, Japan; Long Beach, California; Nazareth, Pennsylvania; Rio de Janeiro, Brazil; Madison, Illinois; West Allis, Wisconsin; Portland, Oregon; and Cleveland, Ohio. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races affect quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering and cash flow from operations to finance working capital, investments and capital expenditures during the past year.

         We have a $1.5 million revolving line of credit with a commercial bank. As of June 30, 2000, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on June 30, 2000 was $20.7 million, a net increase of $13.5 million from December 31, 1999. This increase was primarily the result of net cash provided by operations of $27.0 million, which was offset by net cash used in investing activities of $13.6 million.

         We anticipate capital expenditures of approximately $2.5 million during the next twelve months. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs. In addition, we anticipate incurring additional expenditures to increase our marketing budget to increase the visibility and appeal of our products.

         The economic environment in Brazil provides some uncertainty in terms of collectability of future sanction fees and payments of the receivable from our Brazilian promoter. The receivable is to be repaid in five equal installments over the life of the sanction agreement with a stated 5% per annum interest rate. Letters of credit to be issued annually by the City of Rio De Janeiro will cover the sanction fees and the receivable. In addition, in February 1999, ISL Worldwide signed an agreement with the Brazil promoter where the two entities will be equal partners in promoting the Brazil event through the year 2002. We have received the sanction fee payment for 2000 and the annual payment of the note receivable. The City of Rio De Janeiro will issue the letter of credit for the 2001 event after the 2001 race schedule is announced, per the agreement. In addition, the payments received from the City of Rio De Janeiro in 2000 exceeded the sanction fee and note receivable amounts due and will be held as a deposit against future note receivable payments.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         With the exception of historical information contained in this Form 10-K, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The following factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

         -   competition in the sports and entertainment industry
         -   participation by race teams
         -   continued industry sponsorship
         -   regulation of tobacco and alcohol advertising and sponsorship
         -   competition by the Indy Racing League
         -   liability for personal injuries

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At June 30, 2000, our investments consisted of certificates of deposits, commercial paper, corporate bonds, U.S. Agency issues, municipal bonds and repurchase agreements. The weighted average maturity of our portfolio is 285 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.
     (a) Exhibits.
                  The following exhibits are filed herewith.

             EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
             --------------             ----------------------

                  10.19 Promoter Agreement with Monterrey Grand Prix related to Monterrey, Mexico dated March 30, 2000.

                  27.1          Financial Data Schedule


     (b) Reports on Form 8-K.
                  A current report on Form 8-K was filed on June 27, 2000, reporting changes in the Company's senior management.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHAMPIONSHIP AUTO RACING TEAMS, INC.


   Date: August 8, 2000            By:  /s/  Randy K Dzierzawski
         -------------------            ----------------------------------
                                        Randy K. Dzierzawski
                                        Chief Financial Officer