Form 10-Q
period 2000-09-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2000-11-13
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  COMMON STOCK $0.01 PAR VALUE                    15,758,800 SHARES
  ----------------------------                    -----------------
            CLASS                          OUTSTANDING AT NOVEMBER 1, 2000



                         This report contains 17 pages.

                                           TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION                                                                  PAGE
         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.

                         Consolidated Balance Sheets as of September 30, 2000 and
                         December 31, 1999                                                         3

                         Consolidated Statements of Income for the Three and Nine Months
                         Ended September 30, 2000 and 1999                                         4

                         Consolidated Statement of Stockholders' Equity for the Nine Months
                         Ended September 30, 2000                                                  5

                         Consolidated Statements of Cash Flows for the Nine Months Ended
                         September 30, 2000 and 1999                                               6

                         Notes to Consolidated Financial Statements                                7


         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                11


         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                                      15
                     ABOUT MARKET RISKS


PART II - OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS                                                             16

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                             16

         SIGNATURES                                                                                17

                                        CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                   AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                               (DOLLARS IN THOUSANDS)

                                                                           SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                           ------------------     -----------------
                                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 20,133              $  7,216
   Short-term investments                                                        103,668                91,758
   Accounts receivable (net of allowance for doubtful accounts of $112 and $250 at September 30, 2000 and
      December 31, 1999, respectively)                                            12,988                 8,780
   Current portion of notes receivable                                               980                   819
   Inventory                                                                         267                   311
   Prepaid expenses                                                                  698                   262
   Deferred income taxes                                                              76                   114
                                                                                --------              --------
      Total current assets                                                       138,810               109,260
NOTES RECEIVABLE                                                                   1,829                 2,485
PROPERTY AND EQUIPMENT - Net                                                       6,206                 5,228
GOODWILL (net of accumulated amortization of $445 and $299
   at September 30, 2000 and December 31, 1999, respectively)                      7,296                 7,442
OTHER ASSETS (net of accumulated amortization
of $81 and $62 at September 30, 2000 and December 31, 1999, respectively)            369                   472
                                                                                --------              --------
TOTAL ASSETS                                                                    $154,510              $124,887
                                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                             $  2,136              $  2,131
   Accrued liabilities:
      Race expenses and point awards                                               2,726                    --
      Royalties                                                                      328                   949
      Payroll                                                                      1,808                   660
      Taxes                                                                        2,786                   358
      Other                                                                        1,583                   801
   Deferred revenue                                                               10,235                 4,881
   Deposits                                                                          878                    --
                                                                                --------              --------
      Total Current Liabilities                                                   22,480                 9,780
DEFERRED INCOME TAXES                                                              1,251                   777
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,588,800 and 15,586,568 shares issued and
      outstanding at September 30, 2000 and December 31, 1999, respectively          156                   156
   Additional paid-in capital                                                     99,708                99,671
   Retained earnings                                                              30,732                14,825
   Unrealized gain (loss) on investments                                             183                  (322)
                                                                                --------              --------
         Total stockholders' equity                                              130,779               114,330
                                                                                --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $154,510              $124,887
                                                                                ========              ========

See accompanying notes to consolidated financial statements.

                                 CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                              (UNAUDITED)
                               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                             THREE MONTHS            NINE MONTHS
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                           2000        1999        2000        1999
                                                         --------     -------     -------     -------
     REVENUES:
              Sanction fees                               $14,611     $14,099     $31,805     $31,198
              Sponsorship revenue                           5,754       5,664      15,781      15,003
              Television revenue                            2,597       2,229       4,626       4,542
              Engine leases, rebuilds and wheel sales         622         590       1,709       1,675
              Other revenue                                 4,172       2,333       6,585       5,320
                                                          -------     -------     -------     -------
                   Total revenues                          27,756      24,915      60,506      57,738

     EXPENSES:
              Race distributions                            6,971       6,966      12,983      13,757
              Race expenses                                 3,453       2,450       7,674       5,619
              Cost of engine rebuilds and wheel sales         237         183         618         540
              Administrative and indirect expenses          6,568       5,911      15,991      16,285
              Compensation expense                             --          --       2,758          --
              Depreciation and amortization                   316         274         907         763
                                                          -------     -------     -------     -------
                   Total expenses                          17,545      15,784      40,931      36,964

     OPERATING INCOME                                      10,211       9,131      19,575      20,774
              Interest income (net)                         1,988       1,370       5,281       3,987
                                                          -------     -------     -------     -------
     INCOME BEFORE INCOME TAXES                            12,199      10,501      24,856      24,761
              Income tax expense                            4,429       3,937       8,949       9,091
                                                          -------     -------     -------     -------
     NET INCOME                                           $ 7,770     $ 6,564     $15,907     $15,670
                                                          =======     =======     =======     =======
              EARNINGS PER SHARE:
                            BASIC                         $   .50     $  0.42     $  1.02     $  1.02
                                                          =======     =======     =======     =======
                            DILUTED                       $   .50     $  0.41     $  1.02     $  0.99
                                                          =======     =======     =======     =======
             WEIGHTED AVERAGE SHARES OUSTANDING:
                            BASIC                          15,589      15,565      15,588      15,374
                                                          =======     =======     =======     =======
                            DILUTED                        15,622      16,101      15,627      15,907
                                                          =======     =======     =======     =======

See accompanying notes to consolidated financial statements.

                                          CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                      (UNAUDITED)
                                                     (IN THOUSANDS)




                                    COMMON STOCK   ADDITIONAL              UNREALIZED
                                    ------------    PAID-IN    RETAINED  GAIN (LOSS) ON   STOCKHOLDERS'  COMPREHENSIVE
                                   SHARES  AMOUNT   CAPITAL    EARNINGS   INVESTMENTS        EQUITY          INCOME
                                   ------  ------   -------    --------   -----------        ------          ------
BALANCES, DECEMBER 31, 1999        15,586   $156    $99,671    $14,825      $(322)          $114,330
   Net income                          --     --         --     15,907         --             15,907         $15,907
   Comprehensive income                --     --         --         --        505                505             505
                                                                                                             -------
   Exercise of options                  2     --         37         --         --                 37         $16,412
                                                                                                             =======

                                   ------   ----    -------    -------      -----           --------
BALANCES, SEPTEMBER 30, 2000       15,588   $156    $99,708    $30,732      $ 183           $130,779
                                   ======   ====    =======    =======      =====           ========


See accompanying notes to consolidated financial statements.

                                    CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                 (UNAUDITED)
                                           (DOLLARS IN THOUSANDS)


                                                                                      2000          1999
                                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                     $ 15,907      $ 15,670
     Adjustments to reconcile net income to
            net cash provided by operating activities:
     Depreciation and amortization                                                       907           763
     Net gain (loss) from sale of property and equipment                                 (93)            1
     Deferred income taxes                                                               512           423
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                        (4,208)       (1,974)
           Prepaid expenses                                                             (436)         (452)
           Inventory                                                                      44          (257)
           Other assets                                                                  103          (205)
           Accounts payable                                                                5          (194)
           Accrued liabilities                                                         6,463         2,832
           Deferred revenue                                                            5,354          (298)
           Deposits                                                                      878            --
                                                                                    --------      --------
                   Net cash provided by operating activities                          25,436        16,309

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of subsidiaries                                                         --        (1,852)
     Investments                                                                     (11,405)      (34,154)
     Notes receivable                                                                    495           870
     Acquisition of property and equipment                                            (1,914)         (843)
     Proceeds from sale of property and equipment                                        287            --
     Acquisition of trademark                                                            (19)          (40)
                                                                                    --------      --------
                Net cash used in investing activities                                (12,556)      (36,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                           --           (97)
     Issuance of common stock (net of underwriting discount and offering costs)           37         9,905
                                                                                    --------      --------
               Net cash provided by financing activities                                  37         9,808
                                                                                    --------      --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  12,917        (9,902)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       7,216        15,080
                                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 20,133      $  5,178
                                                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
     Cash paid during the period for:
          Income taxes                                                              $  5,463      $  8,130
                                                                                    ========      ========
          Interest                                                                  $     --      $     39
                                                                                    ========      ========


See accompanying notes to consolidated financial statements.

CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of September 30, 2000 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2000 and 1999.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months and nine months ended September 30, 2000 and 1999 are not indicative of the results to be expected for the year.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams, Inc. and its wholly owned subsidiaries - CART, Inc., American Racing Series, Inc., Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

         ACCOUNTING PRONOUNCEMENT. In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. Management has not yet assessed the impact the adoption of this SFAS will have on the Company's consolidated financial statements.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 unaudited consolidated financial statements in order for them to conform to the 2000 presentation.

2.  SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                        GROSS UNREALIZED
                                                        ----------------
                                   COST     FAIR VALUE     GAIN   LOSS
(IN THOUSANDS)                   --------   ----------     ----   ----
SEPTEMBER 30, 2000
------------------

Corporate bonds                  $  1,504     $  1,499     $ --   $  5
U.S. agencies securities          101,981      102,169      188     --
                                 --------     --------     ----   ----
Total short-term investments     $103,485     $103,668     $188   $  5
                                 ========     ========     ====   ====

DECEMBER 31, 1999
-----------------

Commercial paper                 $ 35,936     $ 35,941     $  5   $ --
Municipal bonds                    21,598       21,494       --    104
Corporate bonds                    19,047       18,891       --    156
U.S. agencies securities           11,500       11,432       --     68
Certificate of deposit              3,999        4,000        1     --
                                 --------     --------     ----   ----
Total short-term investments     $ 92,080     $ 91,758     $  6   $328
                                 ========     ========     ====   ====

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 2000 and December 31, 1999:

                                               (IN THOUSANDS)
                                        SEPTEMBER 30,    DECEMBER 31,
                                            2000            1999
                                        -------------    ------------
         Engines                           $ 2,296         $ 2,296
         Equipment                           4,205           3,037
         Furniture and fixtures                413             396
         Vehicles                            2,382           2,240
         Other                                 219             181
                                           -------         -------

         Total                               9,515           8,150

         Less accumulated depreciation      (3,309)         (2,922)
                                           -------         -------

         Property and equipment (net)      $ 6,206         $ 5,228
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

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
($ in thousands)                      RACING OPERATIONS        OTHER*         TOTAL
----------------                      -----------------        ------         -----

2000
----
Revenues                                    $27,484             $272         $27,756
Interest income (net)                         1,983                5           1,988
Depreciation and amortization                   289               27             316
Segment income before income taxes           12,199               --          12,199


1999
----
Revenues                                    $24,427             $488         $24,915
Interest income (expense) (net)               1,383              (13)          1,370
Depreciation and amortization                   250               24             274
Segment income before income taxes           10,351              150          10,501

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
($ in thousands)                             RACING OPERATIONS      OTHER*           TOTAL
----------------                             -----------------      ------           -----
2000
----
Revenues                                           $59,796          $  710           $60,506
Interest income (net)                                5,269              12             5,281
Depreciation and amortization                          826              81               907
Segment income (loss) before income taxes           25,047            (191)           24,856

1999
----
Revenues                                           $56,538          $1,200           $57,738
Interest income (expense) (net)                      4,009             (22)            3,987
Depreciation and amortization                          701              62               763
Segment income before income taxes                  24,634             127            24,761

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

         Reconciliations to consolidated financial statement totals are as follows:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2000             1999
                                                    -------------     ------------
         Total assets for reportable segment          $153,111          $122,700
         Other assets                                    1,399             2,187
                                                      --------          --------

         Total consolidated assets                    $154,510          $124,887
                                                      ========          ========

         Total liabilities for reportable segment     $ 23,215          $  9,374

         Other liabilities                                 516             1,183
                                                      --------          --------

         Total consolidated liabilities               $ 23,731          $ 10,557
                                                      ========          ========


5.  COMMITMENTS AND CONTINGENCIES

         LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company by the heirs of Gonzolo Rodriguez, a race car driver that died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit seeks damages in an unspecified amount for negligence and wrongful death.

         On October 30, 2000, a complaint for damages was filed against the Company by the estate of Greg Moore, a race car driver that died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit seeks actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress.

         The Company intends to vigorously defend itself in each of these lawsuits, and denies the allegations of negligence and all related claims. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

         Frontier Insurance Company ("Frontier") filed a declaratory judgment action against CART, Inc. on December 17, 1999. The complaint sought a judgment declaring that Frontier had no liability to CART under a performance bond issued by Frontier in the amount of $5 million. CART filed a counterclaim against Frontier seeking judgment declaring that the bond was valid and enforceable and that CART was entitled to a judgment in the amount of at least $5 million pursuant to a liquidated damages provision. The performance bond was issued in connection with an Organizer/Promoter Agreement between CART and Hawaiian Super Prix, LLC ("HSP") whereby, HSP would promote an automobile race event known as the Hawaiian Super Prix in November 1999. The racing event never took place, and HSP is now in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the District of Hawaii. In August 2000, Frontier and CART, Inc. reached a settlement of all litigation claims, pursuant to which Frontier paid CART $1.4 million dollars, net of expenses.

6.  SUBSEQUENT EVENTS

         On October 3, 2000, the Company's Chief Financial Officer announced his resignation. As a result of the resignation, a total of 170,000 stock options were exercised and 100,000 stock options were forfeited under the Company's Stock Option Plan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

REVENUES. Total revenues for the quarter ended September 30, 2000 were $27.8 million, an increase of $2.8 million, or 11% from the same period in the prior year. This increase was due to higher sanction fees, sponsorship revenue, television revenue, engine leases, rebuilds and wheel sales and other revenue, as described below.

         Sanction fees for the quarter ended September 30, 2000 were $14.6 million, an increase of $512,000 from the same period in the prior year. This increase was the result of annual escalation of sanction fees, offset by a different mix of race venues with higher paying races exchanged for lower paying races in the third quarter of 2000, when compared to the same period in the prior year. There were nine CART races held in both the third quarter of 2000 and the comparable period in the prior year.

         Sponsorship revenue for the quarter ended September 30, 2000 was $5.8 million, an increase of $90,000, or 2%, from the same period in the prior year. This increase was primarily attributable to the sponsorship representation agreement entered into with ISL Worldwide that guarantees certain minimum sponsorship income, partially offset by the Toyota Atlantics Series conducting one event less in the third quarter of 2000 compared to the same period in the prior year.

         Television revenue for the quarter ended September 30, 2000 was $2.6 million, an increase of $368,000, or 17%, from the same period in the prior year. This increase was primarily due to an increase in the minimum guarantee in our television contracts with ESPN, Inc. and Fittipaldi USA, Inc., our Brazilian TV partner. The increase was also partially attributable to advertising revenue received from our TV Magazine show "Inside CART" in the third quarter of 2000. This show did not air during the same period in the prior year.

         Engine leases, rebuilds and wheel sales revenue for the quarter ended September 30, 2000 was $622,000, an increase of $32,000 or 5% from the same period in the prior year. This increase was primarily the result of having one more Dayton Indy Lights race and additional engine rebuilds in the third quarter of 2000 compared to the same period in the prior year, partially offset by having fewer Dayton Indy Lights entries in the third quarter of 2000 compared to the same period in the prior year.

         Other revenue for the quarter ended September 30, 2000 was $4.2 million, an increase of $1.8 million or 79%, from the same period in the prior year. This increase was primarily attributable to a $1.4 million insurance settlement (net of expenses) from Frontier Insurance Company related to settlement of litigation concerning a performance bond that was provided with respect to the Hawaiian Super Prix.

         EXPENSES. Total expenses for the quarter ended September 30, 2000 were $17.5 million, an increase of $1.8 million, or 11%, from the same period in the prior year. This increase was due to an increase in race distributions, race expenses, cost of engine rebuilds and wheel sales and administrative and indirect expenses.

         Race distributions for the quarter ended September 30, 2000 were $7.0 million, an increase of $5,000 from the same period in the prior year.

         Race expenses for the quarter ended September 30, 2000 were $3.5 million, an increase of $1.0 million, or 41%, from the same period in the prior year. This increase is partially due to added personnel and operating expenses in race operations and logistics and the addition of two new departments, timing and scoring and pace car in the year 2000.

         Cost of engine rebuilds and wheel sales for the quarter ended September 30, 2000 were $237,000, an increase of $54,000 or 30% from the same period in the prior year. This increase is due to increased engine rebuilds as noted above.

         Administrative and indirect expenses for the quarter ended September 30, 2000 were $6.6 million, an increase of $657,000, or 11%, from the same period in the prior year. This increase was primarily attributable to an increase in marketing and advertising and public relations expenses due to an increased investment in this area and the timing of our 2000 marketing initiatives compared to the same period in the prior year. In 1999, the marketing initiatives were focused on a national basis that was tied to specific race events. In 2000, the marketing initiative focuses on all CART markets throughout the year.

         Depreciation and amortization for the quarter ended September 30, 2000 was $316,000, compared to depreciation and amortization of $274,000 for the same period in the prior year.

         OPERATING INCOME. Operating income for the quarter ended September 30, 2000 was $10.2 million, an increase in income of $1.1 million from the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME (NET). Interest income (net) for the quarter ended September 30, 2000 was $2.0 million, an increase of $618,000, or 45%, from the same period in the prior year. This is due to an increase in investments using our cash flows from operations.

         INCOME TAX EXPENSE. Income tax expense for the quarter ended September 30, 2000 was $4.4 million, compared to an income tax expense of $3.9 million for the corresponding period in the prior year.

         NET INCOME. Net income for the quarter ended September 30, 2000 was $7.8 million, an increase of $1.2 million from the corresponding period in the prior year as a result of the factors described above.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         REVENUES. Total revenues for the nine months ended September 30, 2000 were $60.5 million, an increase of $2.8 million from the same period in the prior year. This was due to an increase in sanction fees, sponsorship revenue, television revenue, engine leases, rebuilds and wheel sales, and other revenue, as described below.

         Sanction fees for the nine months ended September 30, 2000 were $31.8 million, an increase of $607,000, or 2%, from the same period in the prior year. This increase was primarily the result of annual escalation of sanction fees. This increase was partially offset by seventeen events taking place in the nine months ended September 30, 2000 compared to eighteen events in the same period in the prior year.

         Sponsorship revenue for the nine months ended September 30, 2000 was $15.8 million, an increase of $778,000, or 5%, from the same period in the prior year. This increase was primarily attributable to our sponsorship representation agreement we entered into with ISL Worldwide that guarantees certain sponsorship income, partially offset by the Toyota Atlantics Series conducting one less event less in the nine months ended September 30, 2000 compared to the same period in the prior year.

         Television revenue for the nine months ended September 30, 2000 was $4.6 million, an increase of $84,000, or 2%, from the same period in the prior year. This increase was primarily due to an increase in the minimum guarantee in our television contracts with ESPN, Inc. and Fittipaldi USA, Inc., our Brazilian TV partner. The increase was also partially attributable to advertising revenue received from our TV Magazine show "Inside CART" for the nine months ended September 30, 2000. This show did not air during the same period in the prior year. The increase was partially offset by seventeen events taking place in the nine months ended September 30, 2000 compared to eighteen events in the same period in the prior year.

         Engine leases, rebuilds and wheel sales for the nine months ended September 30, 2000 was $1.7 million, an increase of $34,000 from the same period in the prior year. This increase was primarily the result of having more engine rebuilds in the nine months ended September 30, 2000 compared to the same period in the prior year, partially offset by having one less Dayton Indy Lights race in the nine months ended September 30, 2000 compared to the same period in the prior year.

         Other revenue for the nine months ended September 2000 was $6.6 million, an increase of $1.3 million, or 24%, from the same period in the prior year. This increase was primarily attributable to a $1.4 million insurance settlement (net of expenses) from Frontier Insurance Company related to settlement of litigation concerning a performance bond that was provided with respect to the Hawaiian Super Prix. The increase was partially offset by a decrease in royalty revenue for the nine months ended September 30, 2000 when compared to the same period in the prior year and a decrease in entry fees, membership revenue and commissions due to fewer races being held in the nine months ended September 30, 2000 when compared to the same period in the prior year.

         EXPENSES. Total expenses for the nine months ended September 30, 2000 were $40.9 million, an increase of $4.0 million, or 11%, from the same period in the prior year. This increase was due to an increase in race expenses, cost of engine rebuilds and wheel sales and compensation expense, partially offset by a decrease in race distributions and administrative and indirect expenses, as described below.

         Race distributions for the nine months ended September 30, 2000 were $13.0 million, a decrease of $774,000 or 6%, from the same period in the prior year. This decrease was primarily due to one less race being held in the CART, Dayton Indy Lights and Toyota Atlantic Series in the nine months ended September 30, 2000 when compared to the same period in the prior year.

         Race expenses for the nine months ended September 30, 2000 were $7.7 million, an increase of $2.1 million, or 37%, from the same period in the prior year. This increase is partially due to added personnel and operating expenses in race operations and logistics, the addition of two new departments, timing and scoring and pace car in the year 2000, partially offset by having one less race being held in CART, Indy Lights and Atlantic Series in the nine months ended September 30, 2000 when compared to the same period in the prior year.

         Cost of engine rebuilds and wheel sales for the nine months ended September 30, 2000 were $618,000, an increase of $78,000 or 14% from the same period in the prior year. This increase is due to increased engine rebuilds as noted above.

         Administrative and indirect expenses for the nine months ended September 30, 2000 were $16.0 million, a decrease of $294,000 or 2%, from the same period in the prior year. This decrease was partially attributable to a reduction in sales costs and other related expenses in running one less race in the nine months ended September 30, 2000 compared to the same period in 1999. The decrease was partially offset by an increase in marketing and advertising expenditures due to an increased investment in this area and the timing of our 2000 marketing initiatives compared to the same period in the prior year. In 1999, the marketing initiatives were focused on a national basis that was tied to specific race events. In 2000, the marketing initiative focuses on all CART markets throughout the year.

         Compensation expense for the nine months ended September 30, 2000 was $2.8 million. This non-recurring expense relates to payments made under a severance agreement with the former President/Chief Executive Officer who resigned June 17, 2000.

         Depreciation and amortization for the nine months ended September 30, 2000 was $907,000, compared to depreciation and amortization of $763,000 for the same period in the prior year.

         OPERATING INCOME. Operating income for the nine months ended September 30, 2000 was $19.6 million, a decrease of $1.2 million from the same period in the prior year.

         INTEREST INCOME (NET). Interest income (net) for the nine months ended September 30, 2000 was $5.3 million, an increase of $1.3 million, or 33%, from the same period in the prior year. This is due to an increase in investments using our cash flows from operations.

         INCOME BEFORE INCOME TAXES. Income before income taxes for the nine months ended September 30, 2000 was $24.9 million, compared to income before income taxes of $24.8 million from the same period in the prior year.

         INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2000 was $8.9 million, compared to an income tax expense of $9.1 million from the same period in the prior year.

         NET INCOME. Net income for the nine months ended September 30, 2000 was $15.9 million compared to net income of $15.7 million from the same period in the prior year.

SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. During the third quarter ended September 30, 2000 and September 30, 1999, we held nine races.

LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering and cash flow from operations to finance working capital, investments and capital expenditures during the past year.

         We have a $1.5 million revolving line of credit with a commercial bank. As of September 30, 2000, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on September 30, 2000 was $20.1 million, a net increase of $12.9 million from December 31, 1999. This increase was primarily the result of net cash provided by operations of $25.4 million, which was offset by net cash used in investing activities of $12.6 million.

         We anticipate capital expenditures of approximately $1.5 million during the next twelve months. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs. In addition, we anticipate incurring additional expenditures in the fourth quarter to increase our marketing budget to increase the visibility and appeal of our products.

         The economic environment in Brazil provides some uncertainty in terms of collectability of future sanction fees and payments of the receivable from our Brazilian promoter. The receivable is to be repaid in five equal installments over the life of the sanction agreement with a stated 5% per annum interest rate. Letters of credit to be issued annually by the City of Rio De Janeiro will cover the sanction fees and the receivable. In addition, in February 1999, ISL Worldwide signed an agreement with the Brazil promoter where the two entities will be equal partners in promoting the Brazil event through the year 2002. We have received the sanction fee payment for 2000 and the annual payment of the note receivable. Pursuant to the agreement, the City of Rio De Janeiro is required to issue a letter of credit for the 2001 event's sanctioning fee. In addition, the payments received from the City of Rio De Janeiro in 2000 exceeded the sanction fee and note receivable amounts due and will be held as a deposit against future note receivable payments.

ACCOUNTING PRONOUNCEMENT.

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. Management has not yet assessed the impact the adoption of this SFAS will have on the Company's consolidated financial statements.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At September 30, 2000, our investments consisted of corporate bonds and U.S. Agency issues. The weighted average maturity of our portfolio is 329 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey, under the caption Ruben Jorge Rodriguez Salidias, legal heir to Gonzolo Rodriguez; Lillian Bongol - Rodriquez, legal heir to Gonzolo Rodriguez, Plaintiff(s), vs. Sports Car Racing Association of Monterey Peninsula (SCRAMP); Championship Auto Racing Team [sic] (CART); et al., Defendant(s), Case No. M 50527. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver that died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit seeks damages in an unspecified amount for negligence and wrongful death.

         On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino, under the caption Jeannie L. Reeves, as Special Administrator of the Estate of Gregory William Moore and Richard Oaul Moore, individually, Plaintiffs, vs. International Speedway Corporation, Inc., Championship Auto Racing Teams, Inc., California Speedway Corporation also d.b.a. Penske California Speedway, Penske Motorsports, Inc. also d.b.a. Penske Speedways, Fink, Roberts & Petrie, Inc. and Donna Mae Moore, et al., Defendants, Case No. SCVSS 71858. This lawsuit was filed by the estate of Greg Moore, a race car driver that died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit seeks actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress.

         The Company intends to vigorously defend itself in each of these lawsuits, and denies the allegations of negligence and all related claims. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

         Frontier Insurance Company ("Frontier") filed a declaratory judgment action against CART, Inc. on December 17, 1999. The complaint sought a judgment declaring that Frontier had no liability to CART under a performance bond issued by Frontier in the amount of $5 million. CART filed a counterclaim against Frontier seeking judgment declaring that the bond was valid and enforceable and that CART was entitled to a judgment in the amount of at least $5 million pursuant to a liquidated damages provision. The performance bond was issued in connection with an Organizer/Promoter Agreement between CART and Hawaiian Super Prix, LLC ("HSP") whereby, HSP would promote an automobile race event known as the Hawaiian Super Prix in November 1999. The racing event never took place, and HSP is now in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the District of Hawaii. In August 2000, Frontier and CART, Inc. reached a settlement of all litigation claims, pursuant to which Frontier paid CART $1.4 million dollars, net of expenses.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits.
                  The following exhibits are filed herewith.

              EXHIBIT NUMBER                 DESCRIPTION OF EXHIBIT
              --------------                 ----------------------

                  27.1                       Financial Data Schedule


     (b)      Reports on Form 8-K.
                  A current report on Form 8-K was filed on July 25, 2000, reporting a severance agreement between the Company and its former CEO.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CHAMPIONSHIP AUTO RACING TEAMS, INC.

Date:  November 13, 2000                    By:  /s/  Thomas L. Carter
       ---------------------                     -----------------------------

                                                 Thomas L. Carter
                                                  Chief Financial Officer