Form 10-K
period 2000-12-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2001-03-28
CIK 1051825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

On March 20, 2001 the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $183,025,422 based on a closing sales price on the NYSE of $15.25 per share.

At March 20, 2001, the Registrant had 15,765,467 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report.

                           FORM 10-K TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I
Item 1.           Business.........................................................................        4
Item 2.           Properties.......................................................................       24
Item 3.           Legal Proceedings................................................................       24
Item 4.           Submission of Matters to a Vote of Security Holders..............................       25

PART II
Item 5.           Market of the Registrant's Common Equity and Related Stockholder Matters ........       26
Item 6.           Selected Consolidated Financial Data.............................................       27
Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operation.........................................................       29
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.......................       36
Item 8.           Financial Statements and Supplementary Data......................................       36
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.........................................................       36

PART III
Item 10.          Directors and Executive Officers of the Registrant...............................       37
Item 11.          Executive Compensation...........................................................       37
Item 12.          Security Ownership of Certain Beneficial Owners and Management...................       37
Item 13.          Certain Relationships and Related Transactions...................................       37

PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..................       38


SIGNATURES

                                     PART I

ITEM 1: BUSINESS

INTRODUCTION

       We own, operate and sanction the premier open-wheel motorsports series in North America-the CART FedEx Championship. We are responsible for organizing, marketing and staging each of the races in the CART Championship. With speeds of up to 240 miles per hour, CART open-wheel racing is the fastest form of closed-circuit auto racing available to motorsports audiences, providing intense excitement and competition. We also own and sanction the Indy Lights Championship and the Atlantic Championship, both development series for the CART Championship.

       The drivers and racing teams participating in CART racing events are among the most recognized names in motorsports, with marquee drivers including:

        -    Michael Andretti
        -    Adrian Fernandez
        -    Gil de Ferran
        -    Christian Fittipaldi
        -    Dario Franchitti
        -    Paul Tracy
        -    Jimmy Vasser
        -    Alex Zanardi

         The excitement and competition of CART racing also attracts well-known racing legends, business leaders and sports and entertainment personalities as team owners including:

        -    Chip Ganassi
        -    Carl Haas
        -    David Letterman
        -    Bruce McCaw
        -    Paul Newman
        -    U.E. "Pat" Patrick
        -    Roger Penske
        -    Bobby Rahal

       Major sponsors of the CART Championship include:

        -    Federal Express, Title Sponsor
        -    Worldcom
        -    Simple Green
        -    Honda
        -    Craftsman
        -    Motorola
        -    PPG

In addition, other Fortune 500 companies sponsor particular race teams and events.

       Open-wheel racing is the oldest continually scheduled motorsports competition in the world, tracing its history to 1904. The 2001 CART Championship will include 21 races staged in seven countries:

        -    Australia
        -    Canada
        -    England
        -    Germany
        -    Japan
        -    Mexico
        -    United States

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

       We derive our revenues from four primary sources:

        -    sanction fees paid by track promoters
        -    corporate sponsorship fees
        -    television revenues
        -    engine leases and rebuilds for the Indy Lights series

       Our revenues have increased during the last five years from $41.1 million in 1996 to $75.0 million in 2000.

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

RISK FACTORS

       SUBSTANTIAL COMPETITION - OUR RACING EVENTS FACE INTENSE COMPETITION FOR ATTENDANCE, TELEVISION VIEWERSHIP AND SPONSORSHIP. Our industry is highly competitive. We cannot assure you that we will be able to maintain or improve our market position. Our racing events compete with other events for television viewership, attendance and sponsorship funding. Our racing events compete with racing events sanctioned by other racing bodies, including:

        -    Formula One
        -    National Association of Stock Car Automobile Racing ("NASCAR")
        -    Indy Racing League ("IRL")
        -    National Hot Rod Association ("NHRA")
        -    Sports Car Club of America ("SCCA")
        -    Professional Sports Car Racing ("PSCR")

In addition, our racing events compete with other sports, entertainment and recreational events, including:

        -    Football
        -    Basketball
        -    Baseball
        -    Golf

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

       RELIANCE ON PARTICIPATION BY SUPPLIERS - WITHOUT THE PARTICIPATION OF SUPPLIERS IN PROVIDING ENGINES, CHASSIS AND TIRES, WE MAY NOT BE ABLE TO CONTINUE SOME OF OUR RACING SERIES. We are dependent upon the continued participation of suppliers of engines, tires and chassis to teams competing in our events. The engines and tires for our race cars are designed specifically for our racing. In 2000, only one tire manufacturer supplied tires to competitors in the CART Championship. We had four major engine manufacturers in 2000, but will only have three major engine manufacturers in 2001. We believe that the costs to some industry suppliers are greater than the revenues generated from the sale or lease of such products, and therefore, they must derive advertising or technical benefits from such participation.

       RELIANCE ON EVENT PROMOTERS - WE DERIVE A SUBSTANTIAL PORTION OF OUR TOTAL REVENUES FROM SANCTION FEES WHICH ARE PAID TO US BY EACH PROMOTER. If several promoters incur financial losses or restrictions that prohibit future events from taking place or if such promoters elect not to promote our events in the future, we believe this could adversely affect our financial and business results. In February 2001, we had to cancel our 2001 race in Brazil due to the fact that the City of Rio de Janeiro was in default of its agreement concerning the 2001 Rio 200.

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

       In 1998, Phillip Morris, Brown & Williamson, Lorillard, R.J. Reynolds and the Liggett Group entered into a settlement agreement with 46 states and the District of Columbia (collectively, the "States"). The settlement agreement restricts tobacco product advertising and marketing within the States. Among other restrictions, the settlement agreement:

       - prohibits tobacco product brand name sponsorship of concerts, events in which the intended audience is comprised of a significant percentage of youth under age 18, events in which any paid participants or contestants are youths, or any athletic event between opposing teams in any football, basketball, baseball, soccer or hockey league; and

       - limits each participating manufacturer to one tobacco product brand name sponsorship during any twelve-month period.

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

       INDIANAPOLIS 500 - NON-PARTICIPATION BY CART TEAMS AND DRIVERS IN THE INDIANAPOLIS 500 COULD HAVE AN ADVERSE EFFECT. We are unable to predict what effect the continued non-participation by a substantial number of our teams at the Indianapolis 500 will have on our financial and business results. The IRL was formed in 1995 as a rival open-wheel racing league to compete directly with us. The IRL was founded by affiliates of the Indianapolis Motor Speedway. Since the creation of the IRL and certain rule changes at the Indianapolis 500, most of the CART teams and drivers have not competed at the Indianapolis 500.

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

In 1999, two of our drivers died in racing related incidents. In 2000, we were named as defendants in lawsuits filed by representatives of each of the drivers. Refer to Item 3: Legal Proceedings.

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

       NEW RACE VENUES - WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW RACE VENUES AND EXTEND OR RENEW CURRENT VENUES. The 2001 CART Championship will include four races at new venues and three of such events will be on newly constructed tracks. Our operational success depends upon the success of our racing events. If these new events and new venues are not successfully implemented, then our financial and business results could be adversely affected. In addition, our agreements with track promoters at seven venues will expire in 2001. We will either need to negotiate terms for renewal of contracts for future races at these venues or find alternative venues for our races in the future.

       RENEWAL OF TELEVISION CONTRACTS - WE CAN NOT ASSURE YOU THAT AN AGREEMENT WILL BE REACHED. Our television contract with ESPN ends in 2001. If we are unable to negotiate a domestic and/or international television contract for coverage of our CART Championship races in the future, our financial and business results could be adversely affected. Although we are in discussions with parties to provide television coverage beginning in 2002, we cannot assure you that an agreement will be reached or the timing of any such agreement.

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

       SALES OF SHARES - SALES OF SHARES BY EXISTING STOCKHOLDERS COULD ADVERSELY EFFECT THE MARKET PRICE OF OUR COMMON STOCK. Sales of significant amounts of common stock in the public market by the team owners, or the perception that such sales may occur, could cause the market price of the common stock to drop. As of March 20, 2001, 15,765,467 shares of common stock were outstanding.

INDUSTRY OVERVIEW

       TYPES OF AUTO RACING. Auto racing consists of several distinct categories, each with its own organizing body and racing events.
Internationally, the most recognized form of auto racing is open-wheel racing, utilizing an aerodynamically designed chassis and technologically advanced equipment. The most established open-wheel racing series are:

        -   Formula One
        -   CART Championship
        -   IRL
        -   Formula 3000
        -   Indy Lights Championship
        -   Atlantic Championship

              - FORMULA ONE. The Formula One World Championship was founded in 1950. The Federation Internationale de L'Automobile ("FIA") sanctions Formula One World Championship events consisting of open-wheel races on road courses in Europe, South America, Asia, United States of America, Canada and Australia. The 2001 season will include 17 races. The 2000 Formula One calendar included 17 events.

              - CART. The CART Championship started in 1978 and is the premier open-wheel motorsports series in North America. The CART Championship is sanctioned by CART and will include 21 races this year. The 2000 season included 20 races. CART events are staged on four different types of tracks:

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

              - IRL. The IRL was formed as a rival United States open-wheel racing series, competing with CART and began racing in 1996. The IRL sanctions its own events. The IRL's events are staged solely on oval courses and will include 13 races this year, including the Indianapolis
       500. The IRL's 2000 season consisted of 10 races, including the Indianapolis 500.

              - FORMULA 3000. The FIA sanctions the International Formula 3000 Championship. The 2001 championship season covers Europe between March and September in a twelve race series. Success in Formula 3000 has been the stepping stone for many drivers into Formula One.

              - INDY LIGHTS CHAMPIONSHIP. We sanction the Indy Lights Championship and have designated it as the "Official Development Series of the CART Championship." Similar to CART, the Indy Lights Championship is staged on four different types of tracks. The Indy Lights Championship consisted of 12 races during the 2000 season in the United States and Canada. In 2001, the Indy Lights Championship will be comprised of 12 races in the United States, Canada and Mexico, with nine races held in conjunction with CART events and three races held in conjunction with IRL events.

              - ATLANTIC CHAMPIONSHIP. We also sanction the Atlantic Championship. The Atlantic Championship is also a stepping stone to a career in international motorsports competition. The 2000 Atlantic Championship consisted of 12 races in the United States and Canada. The 2001 Atlantic Championship will consist of 12 races in the United States and Canada, with 10 events held in conjunction with CART events, one race as a support series to a Formula One race in Montreal, Canada, and another as a stand alone race.

       The largest auto racing category in the United States, in terms of attendance, media exposure and sponsorships, is stock car racing. Stock car racing utilizes equipment similar in appearance to standard passenger automobiles and races are typically staged on oval courses. The most prominent organizing body in stock car racing is NASCAR. Drag racing typically involves short sprint races on a straight-line drag strip. The NHRA is the most prominent organizing body in drag racing. Other, less prominent, racing segments include various types of sports car racing and club racing.

              - NASCAR. Professional stock car racing developed in the Southeastern United States in the 1930's, and NASCAR has been influential in the growth and development of the sport. NASCAR is the most recognized sanctioning body of professional stock car racing in North America, sanctioning the Winston Cup and Busch Grand National stock car race series. The 2000 Winston Cup and Busch Grand National race series included 37 and 32 races, respectively; all of which were held in the United States. The 2001 Winston Cup and Busch Grand National race series will include 39 and 33 races, respectively, all in the United States.

              - OTHER SANCTIONING BODIES. Sports car races are held on road courses and temporary street circuits throughout the United States and are sanctioned by SCCA and PSCR. The NHRA sanctions drag races in the United States. The Automobile Racing Club of America ("ARCA") sanctions stock car races that are less prominent than those sanctioned by NASCAR.

       Motorsports events are generally heavily promoted, with a number of supporting events surrounding the main race event. Examples of supporting events include:

       -      qualifying trials
       -      secondary racing events
       -      driver autograph sessions
       -      automobile and product expositions
       -      catered parties

       These events are all designed to maximize the spectators' entertainment experience and enhance the value of the sponsorship experience.

         PARTICIPANTS.  The primary participants in motorsports are:

       -    spectators
       -    corporate sponsors
       -    track owners/race promoters
       -    drivers
       -    team owners
       -    sanctioning bodies

       SPECTATORS. After soccer, motorsports is the most watched sport worldwide. Motorsports is among the fastest growing spectator sports in the United States. During 2000, approximately 2.6 million people attended CART events. CART races were also televised in 208 countries in 2000.

       CORPORATE SPONSORS. Corporate sponsors are drawn to motorsports by the large number of spectators and television viewers and their attractive demographics. Corporate sponsors are active in all phases of the industry. We believe that the demographic profile of our growing spectator base has considerable appeal to sponsors, track owners, television networks and advertisers. The mean household income of our spectators is estimated to be $61,400, compared to $47,600 for an average United States household. We believe that the spectators are loyal to motorsports and to its corporate sponsors. In addition to sponsoring the various racing series, corporate sponsors support drivers and teams by funding certain costs of their operations, and race promoters and track owners by sponsoring and promoting specific events. In return, corporate sponsors receive advertising exposure on television and radio, through newspapers and in printed materials. Corporate sponsors also receive advertising, promotional and hospitality benefits at the track during the race weekend. Finally, corporate sponsors benefit from the attractive values of the high-speed, high technology competition that we provide. These values can be used to add new values and points of difference to each sponsor's brands. Companies negotiate sponsorship arrangements based on factors including a series' or event's audience size, spectator demographics and a team's racing success.

       TRACK OWNERS/RACE PROMOTERS. Race promoters, which include track owners, government organizations and other groups, pay a fee to have an event sanctioned at their race venue. Race promoters are responsible for the local marketing and promotion of the event. Their revenue sources generally include:

       -    admissions
       -    sponsorships
       - corporate hospitality (suites, chalets and tents for race viewing and other amenities)
       -    advertising
       -    concessions and souvenir sales

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

       The FIA, based in Geneva, Switzerland, is the worldwide governing body for auto racing, with "national sporting authority" members in more than 100 countries. The FIA's United States national sporting authority is the Automobile Competition Committee of the United States ("ACCUS"). It in turn is made up of seven member-sanctioning organizations:

       -      CART
       -      NASCAR
       -      United States Auto Club ("USAC")
       -      PSCR
       -      NHRA
       -      SCCA
       -      IRL

GROWTH STRATEGY

       Our growth strategy is to increase revenues and net income by expanding the worldwide audience for CART racing. We intend to build brand awareness by capitalizing on the thrill and excitement of CART racing as well as our position as a premier open-wheel racing series. We believe that these factors will provide us with opportunities for increased overall:

       -      sanction fees
       -      corporate sponsorship fees
       -      television revenues
       -      royalties

We intend to implement our growth strategy by:

              - INCREASING MARKET PENETRATION IN THE UNITED STATES. Our management continues to explore additional opportunities to develop our race schedule around other key markets in the United States. Because our races are conducted on superspeedways, ovals, temporary street courses and permanent road courses, we believe we have great flexibility in selecting future race venues. In 2001, we will conduct an inaugural event in Dallas/Fort Worth, Texas.

              - EXPAND INTERNATIONAL AUDIENCE. We believe that the world market for motorsports is predisposed to CART's style of exciting, competitive, open-wheel racing. The CART Championship spanned five countries on four continents in 2000, with events in the United States, Canada, Australia, Brazil and Japan. In 2001, we will conduct new events in Mexico, Germany and the United Kingdom. We typically receive higher sanction fees from the race promoters of international race events. Our management continues to explore additional opportunities to export our high-value, American racing product throughout the world and to include more international-based sponsors for the CART Championship and our race teams.

              - EXPAND MEDIA EXPOSURE. We plan to expand our overall television presence on a worldwide basis, with new races in Mexico, Germany and England. Increasing our race schedule from 20 to 21 races in 2001 results in our company being the rights holder for over 142 hours of high quality motorsports programming. We intend to build the worldwide distribution base for all three race series in the future. In the United States, we will focus on improving our television ratings on both network and cable and on developing race programming focused on new audiences for the sport.

              In 2001, 18 of the CART Championship 21 race schedule will be live on Eurosport for 54 countries in Europe. We will explore additional media opportunities in 2001. We are also expanding our radio race coverage and will be broadcasting all 21 races in all of our North American race markets, plus the Phoenix, Las Vegas and Indianapolis markets. In addition, we will broadcast our "CART Hotline," a radio call-in show that will air in the above-mentioned markets every Thursday evening during our race season. All radio coverage will also be simulcast on CART.com. Television and radio programming in addition to race coverage is an important element in our strategy to increase brand awareness and educate our fans.

              We have experienced significant growth with our web site CART.com. During 1998, we added E-Commerce and a business section to CART.com. During 2000, our website received 9.8 million visits, up by 23% from 1999.

              - ACQUIRE AND DEVELOP RELATED BUSINESSES AND PROPERTIES. We will selectively pursue opportunities to acquire and apply our brand name to other race-related businesses and properties. We expect to vertically integrate certain support-racing series to develop future racing talent in the United States. We are also seeking opportunities to acquire and develop race experience products which will provide potential and existing race fans with an affordable and accessible opportunity to experience the sport. These may include opportunities such as:

                     -   Simulation or virtual reality products
                     -   Race schools

       As the first step in this strategy, in 1998, we acquired American Racing Series ("ARS"), which operates Indy Lights, and certain assets of BP Automotive ("BP"), which provides certain equipment to the participants of Indy Lights, as well as Pro-Motion Agency which operates the Atlantic Championship series.

       Recently we formed an alliance with the Skip Barber race schools to develop race talent of the future. We will sanction the Barber Dodge Pro Series beginning in 2001 and the series becomes the "Official Entry Level Professional Race Series of CART." In addition, the Skip Barber Race School, the world's biggest and best, is now the "Official Racing School of CART."

THE CART ADVANTAGE

       The drivers, cars, venues and fans provide us with a world class product for audiences and sponsors.

       THE DRIVERS. The diversity of our drivers adds to our worldwide appeal. In 2000, 25 of the 31 drivers who competed in at least one of our race events were born outside of the United States. In total, these drivers represented 12 different countries. In 2000, the top 6 drivers in the CART Championship represented 5 different countries.

       THE CARS. The cars are developed by a variety of different chassis manufacturers:

       -      Lola
       -      Reynard

These high-tech race cars are powered by state-of-the-art engines from:

       -      Ford
       -      Honda
       -      Ilmor
       -      Toyota

Beginning with the 2000 race season, all cars rode on tires provided by Firestone.

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

CART HISTORY

       CART-style, open-wheel racing stands as the longest continually scheduled major motorsports championship in the world, dating back to the early 1900s. The first American automobile race took place in 1895, and the American Automobile Association ("AAA") began sanctioning major races in 1904. The AAA sanctioned races through the 1955 season at which time USAC became the official sanctioning body.

       In the 1970s, race team owners became increasingly concerned about escalating costs, lack of promotional activities and concentration solely on the Indianapolis 500. As a result, in November 1978, a group of 18 of the 21 team owners left USAC to form CART and the CART Championship. The group included team owners who desired greater participation in the rule-making and administrative processes concerning open-wheel racing in the United States. In its 1979 inaugural season, CART staged 13 races, and we crowned Rick Mears as our first champion.

         Since Mears' victory in the inaugural season, CART has had many other memorable champions including:

       -      Mario Andretti
       -      Michael Andretti
       -      Gil de Ferran
       -      Emerson Fittipaldi
       -      Nigel Mansell
       -      Juan Montoya
       -      Bobby Rahal
       -      Johnny Rutherford
       -      Danny Sullivan
       -      Al Unser, Jr.
       -      Al Unser, Sr.
       -      Jimmy Vasser
       -      Jacques Villeneuve
       -      Alex Zanardi

       Competitive, close racing is the hallmark of CART. In 2000, we had a series-record 11 different winners, one more than the mark established just one year earlier, and 16 different drivers finishes on the podium. Four drivers collected their first Champ Car victories - Max Papis, Helio Castroneves, Roberto Moreno and Christiano da Matta. The 2000 championship was one of the most intense in CART history, as five different drivers entered the last race of our 20 race schedule with a chance to win the championship, which ultimately went to Gil de Ferran of Marlboro Team Penske. It was the eighth CART championship for the Penske team, a series record.

       Due to changes to equipment specifications, CART teams have generally not competed in the Indianapolis 500 since 1995. In 2000, two CART Drivers participated in the Indianapolis 500, Juan Montoya and Jimmy Vasser. Juan Montoya won the 2000 Indianapolis 500, with teammate Jimmy Vasser finishing seventh in the race. In 2001, we have elected not to schedule a race during the weekend the Indianapolis 500 is run. We cannot predict the number of our race teams that will participate in the Indianapolis 500 this year. We continue to evaluate opportunities for an accommodation with the Indianapolis Motor Speedway, but we can not assure you that a resolution will be reached or of the timing of any such resolution. We are unable to predict what effect, if any, the continued non-participation by CART teams at the Indianapolis 500 will have on our future results.

Since 1995, we have added races in the United States in:

       -      Dallas/Fort Worth, Texas (in 2001)
       -      Fontana, California
       -      Houston, Texas
       -      Cicero, Illinois

Internationally, we added a race in Rio de Janeiro, Brazil in 1996, Motegi, Japan in 1998, and Monterrey, Mexico; Lausitz, Germany; and Corby, England in 2001.

FRANCHISE SYSTEM AND RACE TEAMS

       We have operated CART as a "franchise system" since 1984. We offered franchises for each competing car, with owners limited to a maximum of two franchise memberships. The number of franchises we have awarded has varied, but we have never awarded more than 25 franchises. To become a CART franchise member, a race team must have competed in all CART events for the prior race year.

       The participation of race teams is critical to our ongoing success. Our franchise system is the only race governing system to offer teams direct input into race scheduling, rules and other racing activities. We believe that the franchise system is a significant factor in encouraging entities who are interested in auto racing to participate in our sanctioned events.

       Currently, the 24 franchise teams are permitted to designate a member to the Franchise Board. The Franchise Board manages and oversees all racing-related activities and makes all decisions with respect to specifications for engines and chassis, race participation, rules and related matters.

INDY LIGHTS CHAMPIONSHIP

       In 1998, we acquired 100% of the outstanding common stock of ARS and certain other assets. ARS operates the Indy Lights Championship series and supplies certain equipment to the participants.

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

       We have designated the Indy Lights Championship the "Official Development Series of the CART Championship," and we sanction its race events. During the 2000 season, both current Indy Lights drivers and series graduates in the CART Championship set records in each series. Six different drivers won Indy Lights races and the championship battle was the closest in history with Townsend Bell, Casey Mears and eventual winner Scott Dixon involved in a three-way points battle going to the final race. In the 2000 CART Championship, Indy Lights graduates won a record 9 of 20 races. Indy Lights graduates have now won forty CART Championship races since 1993. Some graduates from the Indy Lights Championship who have competed in the CART Championship include drivers:

       -      Helio Castroneves
       -      Cristiano da Matta
       -      Adrian Fernandez
       -      Bryan Herta
       -      Greg Moore
       -      Tony Kanaan
       -      Paul Tracy
       -      Andrea Ribeiro
       -      Oriol Servia

In 2000, two CART team owners, Bruce McCaw (PacWest Racing) and Barry Green (Team KOOL Green), also had teams competing in the Indy Lights Championship.

       Similar to the CART Championship, we stage the Indy Lights Championship races on four different types of tracks. At certain venues, we receive a sanction fee from the promoter for staging the Indy Lights event. We believe that the Indy Lights Championship can create significant revenue growth for us through:

       -      packaged sponsorships with our other race series
       -      extending our efforts to integrate category sponsorship
       - additional sanction fees for "stand alone" Indy Lights events, both in the United States and overseas

       In 2001, the Indy Lights Championship will include three races in conjunction with IRL events at Kansas Speedway, Kansas City, Kansas; Gateway International Speedway in Madison, Illinois; and Chicagoland Speedway in Juliet, Illinois.

ATLANTIC CHAMPIONSHIP

       In 1998, we acquired 100% of the outstanding common stock of Pro-Motion Agency. Pro-Motion Agency operates the Atlantic Championship open-wheel series.

       Atlantic's international flavor is rooted in 28 years of drivers from the United States, Canada, Great Britain, Australia, New Zealand, Asia, Japan, Argentina, Brazil and South Africa.

       The Atlantic Championship officially began in 1974. The series has a rich 28-year history of providing one of the most recognized stepping stones to a career in international motorsports competition. Notable racers such as Bobby Rahal and Danny Sullivan were the stars in the late 1970's, followed by:

       -      Jaques Villeneuve
       -      Jimmy Vasser
       -      Michael Andretti
       -      Richie Hearn
       -      Patrick Carpentier
       -      Alex Barron
       -      Memo Gidley
       -      Alex Tagliani

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

       The growth of the series over the past decade and the successes of Atlantic alumni in professional motorsports have elevated the Atlantic Championship to the highest levels of prestige and stature within the motorsports industry. This will only continue as on January 17, 2001, Toyota Motor Sales USA, Inc. announced that it had extended its contract with the Atlantic Championship for three more years carrying its support through the 2003 season. In addition, the Yokohama Tire Corporation has also extended its sponsorship for the same period of time.

       As with the Indy Lights series, at certain venues, the series receives a sanction fee from the promoter for staging an Atlantic event. Other revenue growth can be created through packaged sponsorships with our race series, additional Atlantic series specific sponsorships and sanction fees.

       Throughout the 2001 twelve-race season, the Atlantic drivers will contest on a variety of courses in the United States and Canada, including 10 races with the CART FedEx Championship, one stand alone event at the historic Grand Prix Trois-Rivieres in Quebec, plus appearing as a support race for the F1 Canadian Grand Prix in Montreal. As with all CART series, drivers must master racing on ovals, temporary street circuits, and permanent road courses. All Atlantic races are sprint events, between 60-100 miles (100-161 km) long.

SKIP BARBER

       In 2001, we entered into a multi-year agreement with Skip Barber Racing School, Inc. ("Barber"). The purpose of the agreement is to promote racing from the grassroots-level up and to provide several rungs to CART's ladder system, all the way from karting through to professional racing. Together, we are co-branding a series of scholarships totaling over one million dollars, designed to assist talented drivers through the ranks, and we are working together to promote drivers' careers through the professional series.

       Barber organizes several amateur-level racing series, including the Formula Dodge National Championship presented by RACER; the Skip Barber Race Series, consisting of 4 regional racing series; and the Skip Barber Racing School, which provides competitions in Formula Dodge cars. Barber also runs the world renowned Skip Barber Driving School, which operates from several centers around the United States. Each of these organizations will now become "official" race series and schools of the CART Championship, and provide a clear path for drivers from their first experiences in racing to the FedEx Championship Series.

       Barber also organizes the Barber Dodge Pro Series, which becomes the "official entry-level professional racing series of the CART Championship". This series has traditionally provided drivers to the Toyota Atlantic Series and the Dayton Indy Lights Series, and we now sanction their race events. The Barber Dodge Pro Series races a 12-race season around the United States, including many of our CART Championship venues.

       We do not own an equity stake in Barber, and the agreement does not have a material effect on our financial position.

SANCTION FEES

       For each race in the CART Championship, we enter into a multi-year sanction agreement with the promoter, which provides the payment of a sanction fee to CART. For the year ended December 31, 2000, promoters paid us sanction fees of approximately $38.9 million, an average of $1.9 million per event, representing approximately 52% of our revenues. For the year ended December 31, 1999, promoters paid us sanction fees of approximately $35.7 million, averaging $1.8 million per event and representing approximately 52% of our total revenues.

       International events typically have higher sanction fees than events in North America. So, as we have expanded internationally, our average sanction fee has increased. Additionally, as we grow our sport, the opportunity to grow our sanction fees may rise both by increases in sanction fees to reflect increased value and by the inclusion of new international and domestic race venues. We also believe that the popularity of the CART Championship will provide additional domestic and international race venues willing to pay sanction fees higher than our current average sanction fee. However, when we determine our race venues, we consider many factors such as the market, the history, promoter stability, racing facilities and our race mix and do not solely determine our race venues based upon sanction fees.

RACING EVENTS

       When staging a CART event, we provide all aspects of race management necessary to "manufacture" the race event, including the required expertise and personnel. We provide these race management services to track promoters in exchange for the sanction fee.

       As competition, support and interest in the CART Championship have increased, we have increased the number of events we stage each race season. The 1979 CART Championship was comprised of 13 race events. In 2000, we managed 20 races - 15 in the United States, two in Canada and one each in Australia, Brazil and Japan. These races included:

       -      two superspeedway races
       -      seven oval races
       -      seven temporary road course races
       -      four permanent road course races

       In 2000, the Indy Lights Championship was comprised of 12 races. In 2001, the Indy Lights Championship will include 12 races, nine held in conjunction with CART events and three held in conjunction with the IRL.

       In 2000, the Atlantic Championship was comprised of 12 races. In 2001, the Atlantic Championship will consist of 12 races, with one "stand alone" event and one race in conjunction with a Formula One race.

       In the following table, we have provided the locations and venues for the 2001 CART Championship, Indy Lights Championship and Atlantic Championship, as well as the event dates for the 2001 seasons and a description of the racing circuit:


                                                     CART          INDY
                                                 EVENT DATES      LIGHTS          ATLANTIC

                      LOCATION                      2001           RACE             RACE              TRACK DESCRIPTION
                      --------                      ----           ----             ----              -----------------

Monterrey, Mexico                                   3/11           Yes              No            2.1 mile temporary road course
  Fundidora Park

Long Beach, California                               4/8           Yes              Yes           1.9 mile road course
  Long Beach

Fort Worth, Texas                                   4/29           Yes              No            1.5 mile oval
  Texas Motor Speedway

Nazareth, Pennsylvania                               5/6           No               Yes           0.9 mile oval
  Nazareth Speedway

Motegi, Japan                                       5/19           No               No            1.5 mile oval
  Twin Ring Motegi

West Allis, Wisconsin                                6/3           Yes              Yes           1.0 mile oval
  The Milwaukee Mile

Detroit, Michigan                                   6/17           No               No            2.3 mile temporary road course
  The Raceway on Belle Isle

Portland, Oregon                                    6/24           Yes              No            1.9 mile permanent road course
  Portland International Raceway

Cleveland, Ohio                                      7/1           No               Yes           2.1 mile temporary road course
  Burke Lakefront Airport

Toronto, Ontario, Canada                            7/15           Yes              Yes           1.7 mile temporary road course
  Canadian National Exhibition Place

Brooklyn, Michigan                                  7/22           No               No            2.0 mile oval
  Michigan Speedway

Cicero, Illinois                                    7/29           No               Yes           1.0 mile oval


  Chicago Motor Speedway

Lexington, Ohio                                      8/12        Yes             No            2.2 mile permanent road course
  Mid-Ohio Sports Car Course

Elkhart Lake, Wisconsin                              8/19        No              Yes           4.0 mile permanent road course
  Road America

Vancouver, British Columbia, Canada                   9/2        No              Yes           1.7 mile temporary road course
  Concord Pacific Place

Lausitz, Germany                                     9/15        No              No            2.0 mile oval
  EuroSpeedway

Corby, England                                       9/22        No              No            1.5 mile oval
  Rockingham Motor Speedway

Houston, Texas                                       10/7        No              Yes           1.5 mile temporary road course
  Houston

Monterey, California                                10/14        Yes             Yes           2.2 mile permanent road course
  Laguna Seca Raceway

Gold Coast, Queensland, Australia                   10/28        No              No            2.8 mile temporary road course
  Surfers Paradise, Queensland

Fontana, California                                  11/4        Yes             No            2.0 mile oval
  California Speedway

Montreal, Canada (6/9)                                 --        No              Yes           2.8 mile temporary road course
  Circuit Gilles-Villeneuve

Trois Rivieres, Canada (8/5)                           --        No              Yes           1.5 mile temporary road course
  Grand Prix Player's de Trois Rivieres

Kansas City, Kansas(7/8)                               --        Yes             No            1.5 mile oval
  Kansas Speedway

Madison, Illinois (8/26)                               --        Yes             No            1.2 mile oval
  Gateway International Speedway

Joliet, Illinois  (9/2)                                --        Yes             No            1.5 mile oval
  Chicagoland Speedway

DRIVERS

       During the 2000 season, 31 drivers competed in at least one of the CART race events, including past champions:

       -      Michael Andretti
       -      Juan Montoya
       -      Jimmy Vasser

In the following table, we have provided information regarding each of the drivers who are expected to participate in the 2001 CART Championship:


      DRIVER                          BIRTH PLACE                        2001 RACE TEAM
      ------                          -----------                        --------------
MICHAEL ANDRETTI*                Bethlehem, Pennsylvania                 Team Motorola
Kenny Brack                      Arvika, Sweden                          Miller Team Rahal
Patrick Carpentier               Ville Lasalle, Quebec, Canada           Player's Forsythe Racing
Helio Castroneves                Sao Paulo, Brazil                       Marlboro Team Penske
Cristiano da Matta               Bela Horizonte, Brazil                  Newman/Haas Racing
GIL DE FERRAN*                   Paris, France                           Marlboro Team Penske
Scott Dixon                      Brisbane, Australia                     PacWest Racing Group
Adrian Fernandez                 Mexico City, Mexico                     Fernandez Racing
Christian Fittipaldi             Sao Paulo, Brazil                       Newman/Haas Racing
Dario Franchitti                 Edinburgh, Scotland                     Team KOOL Green


Luiz Garcia, Jr.                 Brasilia, Brazil                                Dale Coyne Racing
Mauricio Gugelmin                Joinville, Brazil                               PacWest Racing Group
Bryan Herta                      Warren, Michigan                                Zakspeed/Forsythe Racing
Michel Jourdain, Jr.             Mexico City, Mexico                             Herdez/Bettenhausen Motorsports
Bruno Junqueira                  Belo Horizonte, Brazil                          Target Chip Ganassi Racing
Tony Kanaan                      Salvador, Bahia, Brazil                         Mo Nunn Racing
Michael Krumm                    Reutlingen, Germany                             Dale Coyne Racing
Nicolas Minassian                Marseille, France                               Target Chip Ganassi Racing
Roberto Moreno                   Rio de Janeiro, Brazil                          Patrick Racing
Shinji Nakano                    Toyko, Japan                                    Fernandez Racing
Max Papis                        Como, Italy                                     Miller Team Rahal
Oriol Servia                     Pals, Spain                                     Sigma Autosport
Alexandre Tagliani               Lachenaie, Quebec, Canada                       Player's Forsythe Racing
Toranasuke Takagi                Shizuka, Japan                                  Walker Racing
Paul Tracy                       Scarborough, Ontario, Canada                    Team KOOL Green
JIMMY VASSER*                    Canoga Park, California                         Patrick Racing
Max Wilson                       Hamburg, Germany                                Arciero/Brooke Racing
ALEX ZANARDI*                    Bologna, Italy                                  MoNunn Racing

* Indicates past champion of the CART Championship.

CORPORATE SPONSORS

       We receive sponsorship revenues pursuant to sponsorship contracts. In exchange for sponsorship revenues, we provide our sponsors the opportunity to receive brand and product exposure. For the year ended December 31, 2000, we received sponsorship revenues of approximately $21.1 million, representing approximately 28% of our total revenues. For the year ended December 31, 1999, we received sponsorship revenues of approximately $19.2 million, representing approximately 28% of our total revenues.

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

       In 1998, we entered into a nine-year agreement with ISL Worldwide ("ISL"). Under the agreement, we appointed ISL as our exclusive worldwide marketing agent for the sale of all sponsorship. As of February 2001, ISL is no longer our marketing agent. We are now handling our sponsorship program in-house.

       We have listed below some of our most significant sponsors for the 2001 CART Championship:


                                                                                                      YEARS AS
          SPONSOR                          OFFICIAL DESIGNATION                                       SPONSOR
          -------                          --------------------                                       --------
Federal Express                          Official Series Sponsor                                          3
Worldcom                                 Official Communications Company                                  4
Craftsman Tools                          Official Hand Tools                                              6
Featherlite Trailers and
   Vantare Coach                         Official Trailer and Coach                                       6
Ford SVO Technology                      Official Safety Technology Provider                              4
Holmatro                                 Official Rescue Tool                                             9
Honda Motorcycles                        Official Motorcycle                                              5
Honda Power Equipment                    Official Power Equipment                                         5
K&K Insurance                            Official Insurance Provider                                      7
Motorola                                 Official Communications Hardware                                 2
PPG Industries                           Official Automotive Paint and Refinishing
                                                  Supplier                                               21
Racing Radios                            Official Two-Way Radio                                          11
Simple Green                             Official Cleaner and Degreaser/Primary Sponsor of
                                                  CART Safety Team                                        1
Toyota Trucks                            Official Truck                                                   5

       In addition to the sponsors listed above, we have entered into various sponsorship agreements with other companies, which supply us with products and services. Official sponsors of the CART Championship pay money and provide products and services to us in return for being designated as an official sponsor. The payment obligations, as well as the amount of advertising exposure and other benefits, vary significantly among sponsors based on the negotiated terms of each sponsorship agreement. No sponsorship agreement provided more than 10% of our revenues during 2000, 1999 or 1998.

ATTENDANCE, VIEWERSHIP AND BROADCAST RIGHTS

       ATTENDANCE. CART spectator attendance has grown dramatically in the 1990's, with more than a 50% increase from 1990 to 1998, based upon figures compiled by Goodyear Tire & Rubber Co. Race Reports. However, at the end of the 1998 season, Goodyear ceased compiling attendance figures. The only other known third-party source for this data is Joyce Julius and Associates who publishes Sponsors Report. According to this report, a total of 2.6 million spectators attended our races in 2000, an increase of 3.8% over their reported 1999 cumulative attendance figure of 2.5 million.

       VIEWERSHIP. In addition to the spectators at our race events, millions of people around the world watch CART racing on television. According to the Nielsen Season Summary for 2000, an aggregate of 21.9 million gross United States viewers were delivered for the CART races. Total viewership for all races, re-airs and support programming in 2000 was 36.3 million viewers. Our races are televised in 208 countries and territories through terrestrial and satellite broadcasts. Based upon the latest independent study conducted by Sponsorship Research International, the 1998 CART Championship had a cumulative worldwide viewership of 987 million.

       BROADCAST RIGHTS. In 1994, we entered into a long-term agreement with ESPN, which was amended in 1996 to extend through 2001. Under the agreement, ESPN provides broadcast coverage of each CART Championship race. In 2000, eight races were broadcast on network television. Our agreement with ESPN states that we receive 50% of the net profits received by ESPN for distribution of the race programs, with an escalating minimum guarantee provision.

       We retained the television rights for Brazil, Canada and Australia and entered into exclusive agreements with:

       - Fittipaldi U.S.A., Inc. to provide television broadcasts in Brazil of our race events through the 2006 race season
       - Molstar for the distribution of television broadcasts in Canada through the 2001 race season
       - Gold Coast Motor Events for the distribution of television broadcasts in Australia through the 2000 race season

None of these three agreements represent a material amount of revenue for us.

       We are currently in discussions regarding our domestic and international television rights for 2002 and beyond; however we cannot assure you that a new agreement will be reached.

COMPETITION

       Our racing events compete not only with other sports and recreational events scheduled on the same dates, but also with racing events sanctioned by various other racing bodies such as the:

        -        FIA
        -        NASCAR
        -        IRL
        -        USAC
        -        NHRA
        -        SCCA
        -        PSCR
        -        ARCA

Racing events sanctioned by other organizations are often held on the same dates as CART events, at separate tracks, and compete for corporate sponsorship, attendance as well as television viewership. In addition, we compete with other racing bodies to sanction racing events at various motorsports facilities. We believe that our events are distinguished from the racing events staged by other racing bodies by:

        -        the quality of the competition
        -        caliber of the events
        -        drivers and team owners participating in CART
        -        speed of the cars

We receive numerous requests to sanction racing events at venues throughout the world. However, we can not assure you that we will maintain or improve our position in light of such competition.

EMPLOYEES

       As of December 31, 2000, we had 83 full-time business associates and a roster of approximately 203 people who serve as race officials. We also had numerous volunteers that worked at one or more CART events. None of our business associates are represented by a labor union. We believe that we enjoy a good relationship with our business associates.

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

ITEM 2: PROPERTIES

       We lease our buildings in Troy, Michigan and Highland Park, Illinois. We do not own any real property. Our leases are through the following dates:

        -        Michigan, January 31, 2002
        -        Michigan, May 31, 2002
        -        Illinois, May 31, 2001

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

       We intend to vigorously defend ourselves in each of these lawsuits, and we do not believe that we are liable for either of these incidents. We require each promoter to indemnify us against any liability for personal injuries sustained at such promoter's racing event. In addition, we require each promoter to carry liability insurance, naming us as a named insured. We also maintain liability insurance to cover racing incidents. Management does not believe that the outcome of these lawsuits will have a material adverse affect on our financial position or future results of operations.

       On February 28, 2001, we filed a lawsuit against ISL Marketing AG in the Circuit Court for the County of Oakland, State of Michigan under the caption CHAMPIONSHIP AUTO RACING TEAMS, INC. VS. ISL MARKETING AG, Case No. 01029906-CK. The lawsuit alleges fraudulent inducement, breach of agreement and failure to pay more than $6 million dollars due to our company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

       Our common stock is authorized for trading on the New York Stock Exchange under the trading symbol "MPH". As of March 20, 2001, we had 15,765,467 shares of common stock outstanding and approximately 401 record holders of our common stock.

       In the following table we have provided the high and low closing sales price for our common stock, as reported by the NYSE for each calendar quarter of 2000 and 1999.

QUARTER ENDED                        HIGH                  LOW
--------------------------------------------------------------------------------
2000
First Quarter                        $22.56               $18.25
Second Quarter                        27.00                18.50
Third Quarter                         28.00                22.56
Fourth Quarter                        25.13                19.19

1999
First Quarter                        $29.38               $25.56
Second Quarter                        35.19                27.44
Third Quarter                         33.94                26.00
Fourth Quarter                        25.75                19.25
--------------------------------------------------------------------------------

       We have not declared or paid any dividends on our common stock to date, and we do not intend to pay dividends in the foreseeable future.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

       The following selected consolidated financial data as of and for the five years ended December 31, 2000 are derived from our audited consolidated financial statements. The selected consolidated financial data below should be read in combination with our consolidated financial statements and related notes contained elsewhere in this document and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------

                                                2000         1999        1998         1997         1996
                                                ----         ----        ----         ----         ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
Revenues:
  Sanction fees                                $38,902      $35,689      $30,444      $24,248      $21,078
  U.S. 500(1)                                       --           --           --           --        7,054
  Sponsorship revenue                           21,063       19,150       16,388        7,221        5,501
  Television revenue                             5,501        5,018        5,148        5,604        4,373
  Engine leases, rebuilds and
    wheel sales                                  2,122        2,054        2,214           --           --
  Other revenue                                  7,460        6,865        8,336        4,372        3,118
                                               -------      -------      -------     --------      -------
         Total revenues                         75,048       68,776       62,530       41,445       41,124
Expenses:
  Race and franchise fund distributions(2)      15,370       15,334       15,183       28,939       17,198
  U.S. 500(1)                                       --           --           --           --        8,246
  Race expenses(2)                               9,869        6,670        4,818        6,970        6,055
  Costs of engine rebuilds and
    wheel sales                                    652          610          633           --           --
  Administrative and indirect
    expenses(2)                                 22,517       20,646       20,658       14,295        8,570
  Bad debt (4)                                   6,320           --           --           --           --
  Compensation expense(3)                           --           --           --       12,200        1,167
  Severance expense (5)                          2,758           --           --           --           --
  Depreciation and amortization                  1,352        1,048          779          549          685
  Minority interest                                 --           --           --         (232)          --
                                               -------      -------      -------     --------      -------
         Total expenses                         58,838       44,308       42,071       62,721       41,921
                                               -------      -------      -------     --------      -------
Operating income (loss)                         16,210       24,468       20,459      (21,276)        (797)
Interest income (net)                            7,463        5,255        3,198          329          280
                                               -------      -------      -------     --------      -------
Income (loss) before income taxes               23,673       29,723       23,657      (20,947)        (517)
Income tax benefit (expense)                    (8,520)     (10,865)      (8,568)       3,423          179
                                               -------      -------      -------     --------      -------
         Net income (loss)                     $15,153      $18,858      $15,089     $(17,524)     $  (338)
                                               =======      =======      =======     ========      ========
Net income (loss) per share:
         Basic                                 $   .97      $  1.22      $  1.06     $  (1.72)     $  (.04)
                                               =======      =======      =======     ========      ========
         Diluted                               $   .97      $  1.19      $  1.05     $  (1.72)     $  (.04)
                                               =======      =======      =======     ========      ========
Weighted average shares outstanding:
         Basic                                  15,624       15,427       14,190       10,200        9,400
                                               =======      =======      =======     ========      ========
         Diluted                                15,657       15,908       14,421       10,200        9,400
                                               =======      =======      =======     ========      ========
BALANCE SHEET DATA:
 Cash and cash equivalents                     $19,504       $7,216      $15,080       $1,164         $630
 Short-term investments                         98,206       91,758       61,610           --           --
 Working capital (deficit)                     119,953       99,480       72,219       (5,325)        (524)
 Total assets                                  144,101      124,887       97,186       12,348        6,600
 Long-term debt (including
   current portion)                                 --           --          314          444          574
 Total stockholders' equity (deficit)          133,894      114,330       86,219       (3,045)        (151)

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

(2) Expenses for the years ended December 31, 1997 and 1996 include certain payments to franchise race teams, including reimbursement of travel expenses, director fees, purse awards and other race related payments.

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

(4) Bad debt expense relates to a charge associated with our sponsorship agreement with ISL Marketing AG, which was payable in January 2001. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of this bad debt expense.

(5) Severance expense relates to an agreement with our former CEO who announced his resignation in June 2000.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

       As you read the following, you should also refer to the consolidated financial statements and related notes as well as Item 6, "Selected Consolidated Financial Data."

GENERAL

       Below are selected income and expense items for the years ended December 31, 2000, 1999 and 1998. The percentage calculations are based on total revenues.


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                    2000                        1999                         1998
                                                    ----                        ----                         ----
                                                                       (DOLLARS IN THOUSANDS)
Revenues:
  Sanction fees                            $ 38,902       51.8%        $ 35,689      51.9%         $ 30,444      48.7%
  Sponsorship revenue                        21,063       28.1           19,150      27.8            16,388      26.2
  Television revenue                          5,501        7.3            5,018       7.3             5,148       8.2
  Engine leases, rebuilds and wheel sales     2,122        2.8            2,054       3.0             2,214       3.6
  Other revenue                               7,460       10.0            6,865      10.0             8,336      13.3
                                           --------      -----         --------     -----         ---------    ------
         Total revenues                    $ 75,048      100.0%        $ 68,776     100.0%         $ 62,530     100.0%
                                           ========      =====         ========     =====          ========     =====
Expenses:
  Race distributions                       $ 15,370       20.5%        $ 15,334      22.3%         $ 15,183      24.3%
  Race expenses                               9,869       13.1            6,670       9.7             4,818       7.7
  Cost of engine rebuilds and wheel sales       652        0.9              610       0.9               633       1.0
  Administrative and other
      indirect expenses                      22,517       30.0           20,646      30.0            20,658      33.0
  Bad debt                                    6,320        8.4               --        --                --        --
  Severance expense                           2,758        3.7               --        --                --        --
  Depreciation and amortization               1,352        1.8            1,048       1.5               779       1.3
                                           --------      -----         --------     -----         ---------    ------
         Total expenses                      58,838       78.4           44,308      64.4            42,071      67.3
                                           --------      -----         --------     -----         ---------    ------
Operating income                             16,210       21.6           24,468      35.6            20,459      32.7
Interest income (net)                         7,463       10.0            5,255       7.6             3,198       5.1
                                           --------      -----         --------     -----         ---------    ------
Income before income taxes                   23,673       31.6           29,723      43.2            23,657      37.8
Income tax expense                           (8,520)     (11.4)         (10,865)    (15.8)           (8,568)    (13.7)
                                           --------      -----         --------     -----         ---------    ------
Net income                                 $ 15,153       20.2%        $ 18,858      27.4%         $ 15,089      24.1%
                                           ========      =====         ========     =====          ========     =====


REVENUES

       Following is an explanation of our individual revenue items:

       SANCTION FEES. We receive sanction fees from the promoters of each of the races on the CART Championship schedule, as well as from selected races on the Indy Lights and Atlantics schedule. The fees are based on contracts between the promoters and CART. The contracts have terms which expire between 2002 and 2006. Currently contracted sanction fees range from $1.0 million to $4.5 million per event.

       SPONSORSHIP REVENUE. We receive corporate sponsorship revenue based on negotiated contracts. We currently have corporate sponsorship contracts with 22 major manufacturing and consumer products companies. The remaining terms of these contracts range from one to three years. An official corporate sponsor receives status and recognition rights, event rights and product category exclusivity.

       TELEVISION REVENUE. Our television revenue is derived from negotiated contracts with:

        -        ESPN
        -        ESPN International
        -        Fittipaldi USA (Brazil)
        -        Gold Coast Motor Events Co. (Australia)
        -        Molstar (Canada)

A guaranteed rights fee is paid to us by each broadcast partner. Based on our contract with ESPN/ESPN International, we receive 50% of the net profits received by ESPN for distribution of the race programs, with an escalating minimum guarantee provision. A provision of the ESPN contract requires that at least 50% of the CART Championship events be broadcast on a major broadcasting network in the United States. In 2000, 1999 and 1998, all CART Championship races were broadcast on either ABC or ESPN. In addition, CART Championship races are re-aired on ESPN and ESPN2. ESPN2 also broadcasts CART Championship qualifying sessions and pre-race shows. In addition, we have received advertising revenue from "Inside CART," our race magazine television show, and from video footage sales.

We are currently in discussions regarding our domestic and international television rights for 2002 and beyond; however we cannot assure you that a new agreement will be reached.

       ENGINE LEASES, REBUILDS AND WHEEL SALES. ARS, which operates the Indy Lights Series, owns the engines that are used in the series and leases the engines to the competitors for the season. The teams pay us a fee to rebuild the engines. We also sell the wheels used on the race cars. Based on the rules of the series, all teams are required to use our engines and wheels.

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

       RACE DISTRIBUTIONS. We pay the racing teams for their on-track performance. Race distributions include the following for each event:

        -        event purse which is paid based on finishing position
        -        contingency award payments
        -        year-end point fund

We pay awards to the teams, based on their cumulative performance for the season, out of the year-end point fund.

       RACE EXPENSES. We are responsible for officiating and administering all of our events. Costs primarily include officiating fees, travel, per diem and lodging expenses for the following officiating groups:

        -        medical services
        -        race administration

        -        race officiating and rules compliance
        -        registration
        -        safety
        -        technical inspection
        -        timing and scoring

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

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

       REVENUES. Total revenues for 2000 were $75.0 million, an increase of $6.3 million, or 9%, from 1999. This was due to increased sanction fees, sponsorship revenue, television revenue, engine leases, rebuilds and wheel sales and other revenue as described below.

       Sanction fees for 2000 were $38.9 million, an increase of $3.2 million, or 9%, from 1999. This increase was due to annual sanction fee escalations.

       Sponsorship revenue for 2000 was $21.1 million, an increase of $1.9 million, or 10%, from 1999. This increase was primarily attributable to an annual escalation of our agreement with ISL Worldwide that guaranteed certain sponsorship income in 2000. Refer to bad debt explanation for an expense related to this revenue.

       Television revenue for 2000 was $5.5 million, an increase of $483,000, or 10%, from 1999. This increase was due primarily to advertising revenue from our TV Magazine show "Inside CART", and from increased guarantees from our ESPN and Brazil contracts.

       Engine leases, rebuilds and wheel sales for 2000 was $2.1 million, an increase of $68,000, or 3%, from 1999. This increase was due to having more engine rebuilds and wheel sales compared to the same period in the prior year.

       Other revenue for 2000 was $7.5 million, an increase of $595,000, or 9%, from 1999. This increase was partially attributable to a $1.4 million (net of expenses) settlement with Frontier Insurance Company, related to litigation concerning the performance bond issued for the Hawaiian Super Prix, partially offset by a decrease in royalty revenue and membership fees.

       EXPENSES. Total expenses for 2000 were $58.8 million, an increase of $14.5 million, or 33%, from 1999. This increase was due to higher race payments, race expenses, cost of engine rebuilds and wheel sales, administrative and indirect expenses, bad debt expense, compensation expense and depreciation and amortization as described below.

       Race distributions for 2000 were $15.4 million, an increase of $36,000, which was comparable to the prior year.

       Race expenses for 2000 were $9.9 million, an increase of $3.2 million, or 48%, from 1999. This increase is partially due to the addition of two new departments, Timing and Scoring and Pace Car, and new programs and personnel in the Electronics, Logistics and Safety departments.

       Cost of engine rebuilds and wheel sales were $652,000, an increase of $42,000, or 7%, from 1999. The increase was due to having more engine rebuilds and part sales in 2000 when compared to 1999.

       Administrative and indirect expenses for 2000 were $22.5 million, an increase of $1.9 million, or 9% from 1999. The increase was primarily attributable to an increased investment in Public Relations and Marketing and Advertising expenditures. In 2000, the marketing initiatives focused on all CART markets throughout the year; during 1999, the marketing initiatives focused on specific race events.

       Bad debt for 2000 was $6.3 million. The expense resulted from the uncertainty of collectability of guaranteed minimum sponsorship revenues from ISL Marketing AG (ISL) for 2000, which was payable in January 2001. In 1998, ISL signed a nine (9) year contract to become our exclusive marketing agent for solicitation of sponsorship agreements. The contract guaranteed a minimum amount of sponsorship revenue for each year of the agreement. Following discussions with ISL, we determined that ISL does not intend to fulfill its commitment with respect to the remaining years of the agreement under its original terms and collectability of the guarantee for 2000 is uncertain. There was no related expense in 1999.

       Severance expense for 2000 was $2.8 million. This non-recurring expense relates to payments made under a severance agreement with the former President/CEO who resigned June 17, 2000.

       Depreciation and amortization for 2000 was $1.4 million, compared to depreciation and amortization of $1.0 million for 1999.

       OPERATING INCOME. Operating income for 2000 was $16.2 million, compared to operating income of $24.5 million for 1999.

       INTEREST INCOME (NET). Interest income (net) for 2000 was $7.5 million, compared to interest income (net) of $5.3 million for 1999. The increase of $2.2 million was primarily attributable to interest earned on higher invested balances, the secondary offering in May 1999 and proceeds from additional operating income.

       INCOME BEFORE INCOME TAXES. Income before income taxes for 2000 was $23.7 million, compared to income before income taxes of $29.7 million for 1999.

       INCOME TAX EXPENSE. Income tax expense for 2000 was $8.5 million, a decrease of $2.3 million when compared to 1999. The effective tax rate for 2000 was comparable to that in 1999.

       NET INCOME. Net income for 2000 was $15.2 million, compared to net income of $18.9 million in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

       REVENUES. Total revenues for 1999 were $68.8 million, an increase of $6.2 million, or 10%, from 1998. This was due to increased sanction fees and sponsorship fees, partially offset by a reduction in television revenue, engine leases, rebuilds and wheel sales and other revenue as described below.

       Sanction fees for 1999 were $35.7 million, an increase of $5.2 million, or 17%, from 1998. This increase was attributable to the addition of a new event in Cicero, Illinois, as well as annual sanction fee escalations for certain other events.

       Sponsorship revenue for 1999 was $19.2 million, an increase of $2.8 million, or 17%, from 1998. This increase was primarily attributable to an annual escalation of our agreement with ISL Worldwide that guaranteed certain sponsorship income in 1999. New sponsors in 1999 included Motorola, Parke-Davis, Automobile Magazine, Sears Mechanical and Computer Associates.

       Television revenue for 1999 was $5.0 million, a decrease of $130,000, or 3%, from 1998. This decrease was due primarily to slightly lower revenues on the profit sharing portion of our contract with ESPN.

       Engine leases, rebuilds and wheel sales for 1999 was $2.1 million, a decrease of $160,000, or 7%, from 1998. This decrease was due to having fewer Indy Lights entries in 1999, due to increased competition with other race series both domestically and internationally. This decrease was also attributed to two fewer Indy Lights races in 1999 compared to 1998.

       Other revenue for 1999 was $6.9 million, a decrease of $1.5 million, or 18%, from 1998. This decrease was partially attributable to a decrease in membership and credential income, royalties and awards money. The decrease was also attributed to a one time insurance settlement of $400,000 received in 1998.

       EXPENSES. Total expenses for 1999 were $44.3 million, an increase of $2.2 million, or 5%, from 1998. This increase was due to higher race payments and race expenses as described below.

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

       INCOME TAX EXPENSE. Income tax expense for 1999 was $10.9 million, compared to income tax expense of $8.6 million for 1998. The effective tax rate for 1999 was comparable to that in 1998.

       NET INCOME. Net income for 1999 was $18.9 million, compared to net income of $15.1 million in 1998.

SEASONALITY AND QUARTERLY RESULTS

       A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in our quarterly results and affect comparability. We have provided unaudited quarterly financial data for each of the four quarters of 1999 and 2000 in the following table. The information for each of these quarters is prepared on the same basis as our consolidated financial statements and related notes included elsewhere in this document and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the data for such periods. You should read this table with "Selected Consolidated Financial Data", and the consolidated financial statements and the related notes included elsewhere in this document.


                                                               QUARTER ENDED
                                                               -------------
                                      MARCH 31         JUNE 30           SEPT. 30           DEC. 31
                                      --------         -------           ---------          -------
                                                           (DOLLARS IN THOUSANDS)
Total revenues
  2000                                 $7,848          $24,902            $27,756           $14,542
  1999                                 $7,349          $25,473            $24,915           $11,039

Income (loss) before taxes
  2000                                 $3,145          $ 9,512            $12,199           $(1,183)*
  1999                                 $2,551          $11,708            $10,501           $ 4,963

Number of races
  2001                                      1                7                  9                 4
  2000                                      1                7                  9                 3
  1999                                      1                8                  9                 2


*We recorded a bad debt expense of $6.3 million related to a charge associated with our sponsorship agreement with ISL.

LIQUIDITY AND CAPITAL RESOURCES

       We have relied on the proceeds from our initial public offering, our secondary offering and cash flow from operations, to finance working capital, investments and capital expenditures during the past year.

       Our bank borrowing with a commercial bank consists of a $1.5 million revolving line of credit. As of December 31, 2000, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

       Our cash balance on December 31, 2000 was $19.5 million, a net increase if $12.3 million from December 31, 1999. The increase was primarily the result of net cash provided by operating activities of $16.9 million and net financing activities of $3.5 million which was partially offset by net cash used in investing activities of $8.1 million.

       We anticipate capital expenditures of approximately $2.5 million during 2001. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs. In addition, we may incur additional expenditures to increase our marketing budget, and expand our TV relationships or otherwise to increase the visibility and appeal of our products.

       Subsequent to year end, we canceled the 2001 race in Brazil due to default of our agreement by the City of Rio de Janerio. The note receivable from our Brazilian promoter was to be repaid in equal annual installments over the life of the sanction agreement. Due to the uncertainty of future races in Brazil, a letter of credit was received from the Brazilian promoter to secure payment of the remaining balance of the note receivable by May 15, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the FASB. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We have determined that the impact on our consolidated financial statement disclosure is immaterial. SFAS No. 133 is effective January 1, 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       With the exception of historical information contained in this Form 10-K, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The factors listed in
Item 1: Business - Risk Factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

        -        competition in the sports and entertainment industry
        -        participation by race teams
        -        continued industry sponsorship
        -        regulation of tobacco and alcohol advertising and sponsorship
        -        competition by the IRL
        -        liability for personal injuries
        -        negotiation of television contract
        -        renewal of sanction agreements

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

       INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At December 31, 2000, our investments consisted of corporate bonds, U.S. Agency issues, and repurchase agreements. The weighted average maturity of our portfolio is 263 days.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes are included in Item 14 of this document.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be contained in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information required by this Item will be contained in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information required by this Item will be contained in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be contained in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)      List of Documents Filed as Part of this Report:
(1)      Consolidated Financial Statements start on page F-1
(2)      Financial Statement Schedule
         Schedule II       Valuation and Qualifying Accounts is on page S-1
(3)      Exhibits
         3.1 Certificate of Incorporation of the Company filed December 8, 1997 (1)
         3.2      Bylaws of the Company (1)
         10.1     1997 Stock Option Plan (1) (Exhibit 10.1)
         10.2     Director Stock Option Plan (1) (Exhibit 10.2)
         10.5     Form of Promoter Agreement (1)
         10.6     Promoter Agreement with Wisconsin State Park Speedway related to West Allis, Wisconsin dated June 5, 1996 (1)
         10.7     Promoter Agreement with Texaco Houston Grand Prix L.L.C.
                  related to Houston, Texas dated July 28, 1997 (1)
         10.11    Form of Sponsorship Agreement (1)
         10.15 Promoter Agreement with Ganassi Group, L.L.C. related to Chicago, Illinois dated April 7, 1998 (2)
         10.16A Marketing Representation Agreement with ISL Marketing AG dated June 24, 1998 (6)
         10.17 Final Agreements for ARS Stock Purchase and BP Asset Purchase dated March 13, 1998 (3)
         10.19 Promoter Agreement with Monterrey Grand Prix related to Monterrey, Mexico dated March 30, 2000 (5)
         10.20 Promoter Agreement with Rockingham Motor Speedway related to Rockingham, England dated July 3, 2000
         23.1 Consent of Deloitte & Touche LLP dated March 20, 2000 for Form S-8 Registration Statement filed on March 23, 1999. (4)

(b)      Reports on Form 8-K
         A current report on Form 8-K was filed on October 6, 2000, reporting the resignation of the Company's Chief Financial Officer.

(1) Incorporated by reference to exhibit filed as part of our Registration Statement on Form S-1 (Registration No. 333-43141)
(2) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(3) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 1998.
(4) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 1999.

(5) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A-1, filed on March 13, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 27, 2001                       CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                            ------------------------------------
                                                          Registrant

                                            By:  /s/ Joseph F. Heitzler
                                                --------------------------------
                                                     Joseph F. Heitzler
                                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       /s/ Joseph F. Heitzler                          Chief Executive Officer             March 27, 2001
       -----------------------------------------       and Director
           Joseph F. Heitzler

       /s/ Thomas L. Carter                            Chief Financial and                 March 27, 2001
       -----------------------------------------       Accounting Officer
           Thomas L. Carter

       /s/ Gerald Forsythe                             Director                            March 27, 2001
       -----------------------------------------
           Gerald Forsythe

       /s/ Floyd R. Ganassi, Jr.                       Director                            March 27, 2001
       -----------------------------------------
           Floyd R. Ganassi, Jr.

       /s/ Barry Green                                 Director                            March 27, 2001
       -----------------------------------------
           Barry Green

       /s/ Carl A. Haas                                Director                            March 27, 2001
       -----------------------------------------
           Carl A. Haas

       /s/ James F. Hardymon                           Director                            March 27, 2001
       -----------------------------------------
           James F. Hardymon

       /s/ James Henderson                             Director                            March 27, 2001
       -----------------------------------------
           James Henderson

       /s/ U. E. Patrick                               Director                            March 27, 2001
       -----------------------------------------
           U. E. Patrick

       /s/ Robert W. Rahal                             Director                            March 27, 2001
       -----------------------------------------
           Robert W. Rahal

       /s/ Bert C. Roberts, Jr.                        Director                            March 27, 2001
       -----------------------------------------
           Bert C. Roberts, Jr.


       /s/ Fred T. Tucker                              Director                            March 27, 2001
       -----------------------------------------
           Fred T. Tucker

       /s/ Derrick Walker                              Director                            March 27, 2001
       -----------------------------------------
           Derrick Walker

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

CHAMPIONSHIP AUTO RACING TEAMS, INC.
   Independent Auditors' Report.........................................   F-2
   Consolidated Balance Sheets as of December 31, 2000 and 1999.........   F-3
   Consolidated Statements of Income for the Years
      Ended December 31, 2000, 1999 and 1998............................   F-4
   Consolidated Statements of Stockholders' Equity (Deficit) for
      the Years Ended December 31, 2000, 1999 and 1998..................   F-5
   Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2000, 1999 and 1998............................   F-6
   Notes to Consolidated Financial Statements...........................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Championship Auto Racing Teams, Inc.:

       We have audited the accompanying consolidated balance sheets of Championship Auto Racing Teams, Inc. (the "Company") at December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
Detroit, Michigan
February 23, 2001

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                              2000           1999
                                                                              ----           ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $  19,504     $   7,216
Short-term investments                                                         98,206        91,758
Accounts receivable (net of allowance for doubtful accounts
      of $6,539 and $250 in 2000 and 1999, respectively)                        5,578         8,780
   Current portion of notes receivable                                          2,535           819
   Inventory                                                                      151           311
   Prepaid expenses                                                               567           262
   Deferred income taxes                                                        2,485           114
                                                                            ---------     ---------
      Total current assets                                                    129,026       109,260
NOTES RECEIVABLE                                                                  147         2,485
PROPERTY AND EQUIPMENT- Net                                                     7,327         5,228
GOODWILL (net of accumulated amortization of $493 and $299
      in 2000 and 1999, respectively)                                           7,248         7,442
OTHER ASSETS (net of accumulated amortization
  of $88 and $62 in 2000 and 1999, respectively)                                  353           472
                                                                            ---------     ---------
TOTAL ASSETS                                                                $ 144,101     $ 124,887
                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                         $   1,975     $   2,131
   Accrued liabilities:
      Royalties                                                                   162           949
      Payroll                                                                   1,571           660
      Taxes                                                                       819           358
      Other                                                                     1,316           801
   Unearned revenue                                                             2,452         4,881
   Deposits                                                                       778          --
                                                                            ---------     ---------
      Total current liabilities                                                 9,073         9,780
DEFERRED INCOME TAXES                                                           1,134           777
COMMITMENTS AND CONTINGENCIES (Note 10)                                          --            --
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at
      December 31, 2000 and 1999                                                 --            --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,765,467 and 15,586,568 shares issued
      and outstanding at December 31, 2000 and 1999, respectively                 158           156
   Additional paid-in capital                                                 103,130        99,671
   Retained earnings                                                           29,978        14,825
   Unrealized gain (loss) on investments                                          628          (322)
                                                                            ---------     ---------
Total stockholders' equity                                                    133,894       114,330
                                                                            ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 144,101     $ 124,887
                                                                            =========     =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                         2000                 1999               1998
                                                                         ----                 ----               ----
REVENUES:
   Sanction fees                                                       $ 38,902            $ 35,689            $ 30,444
   Sponsorship revenue                                                   21,063              19,150              16,388
   Television revenue                                                     5,501               5,018               5,148
   Engine leases, rebuilds and wheel sales                                2,122               2,054               2,214
   Other revenue                                                          7,460               6,865               8,336
                                                                       --------            --------            --------
     Total revenues                                                      75,048              68,776              62,530
EXPENSES:
   Race distributions                                                    15,370              15,334              15,183
Race expenses                                                             9,869               6,670               4,818
Cost of engine rebuilds and wheel sales                                     652                 610                 633
Administrative and indirect expenses                                     22,517              20,646              20,658
Bad debt (Note 12)                                                        6,320                  --                  --
   Severance expense (Note 13)                                            2,758                  --                  --
   Depreciation and amortization                                          1,352               1,048                 779
                                                                       --------            --------            --------
     Total expenses                                                      58,838              44,308              42,071
                                                                       --------            --------            --------
OPERATING INCOME                                                         16,210              24,468              20,459
   Interest income (net)                                                  7,463               5,255               3,198
                                                                       --------            --------            --------
INCOME BEFORE INCOME TAXES                                               23,673              29,723              23,657
INCOME TAX EXPENSE                                                       (8,520)            (10,865)             (8,568)
                                                                       --------            --------            --------
NET INCOME                                                             $ 15,153            $ 18,858            $ 15,089
                                                                       ========            ========            ========
EARNINGS PER SHARE:
     BASIC                                                             $    .97            $   1.22            $   1.06
                                                                       ========            ========            ========
     DILUTED                                                           $    .97            $   1.19            $   1.05
                                                                       ========            ========            ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                                               15,624              15,427              14,190
                                                                       ========            ========            ========
     DILUTED                                                             15,657              15,908              14,421
                                                                       ========            ========            ========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)


                                    COMMON STOCK    ADDITIONAL    RETAINED     UNREALIZED     STOCKHOLDERS'
                                    ------------     PAID-IN      EARNINGS   GAIN (LOSS) ON      EQUITY       COMPREHENSIVE
                                  SHARES   AMOUNT    CAPITAL      (DEFICIT)    INVESTMENTS     (DEFICIT)         INCOME
                                  ------   ------   -----------   ---------- --------------   -----------     -------------
BALANCES, JANUARY 1, 1998         10,200    $ 102    $  15,975    $ (19,122)      $   --        $  (3,045)
  Net income                          --       --           --       15,089           --           15,089        $ 15,089
  Unrealized gain on investments      --       --           --           --          330              330             330
                                                                                                                 --------
  Comprehensive income                --       --           --           --           --               --        $ 15,419
                                                                                                                 ========
  Stock redemption                   (67)      (1)        (150)          --           --             (151)
  Stock issuance                   5,038       50       73,372           --           --           73,422
  Issuance of options                 --       --          574           --           --              574
                                  ------    -----    ---------    ---------       ------       ----------
BALANCES, DECEMBER 31, 1998       15,171      151       89,771       (4,033)         330           86,219
  Net income                          --       --           --       18,858           --           18,858        $ 18,858
  Unrealized loss on investments      --       --           --           --         (652)            (652)           (652)
                                                                                                                 --------
  Comprehensive income                --       --           --           --           --               --        $ 18,206
                                                                                                                 ========
  Stock issuance                     272        3        7,264           --           --            7,267
  Exercise of options                143        2        2,636           --           --            2,638
                                  ------    -----    ---------    ---------       ------        ---------
BALANCES, DECEMBER 31, 1999       15,586      156       99,671       14,825         (322)         114,330
  Net income                          --       --           --       15,153           --           15,153        $ 15,153
  Unrealized gain on investments      --       --           --           --          950              950             950
                                                                                                                 --------
  Comprehensive income                --       --           --           --           --               --        $ 16,103
                                                                                                                 ========
  Exercise of options                179        2        3,459           --           --            3,461
                                 -------    -----    ---------    ---------       ------        ---------
BALANCES, DECEMBER 31, 2000       15,765    $ 158    $ 103,130    $  29,978       $  628        $ 133,894
                                 =======    =====    =========    =========       ======        =========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                               2000        1999        1998
                                                               ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 15,153    $ 18,858    $ 15,089
Adjustments to reconcile net income to
      net cash provided by operating activities:
   Depreciation and amortization                               1,352       1,048         779
   Bad debt                                                    6,320          --          --
   In-kind revenue                                            (1,084)         (2)        (69)
   Net loss (gain) from sale of property and
      equipment                                                  (29)          1          92
   Deferred income taxes                                      (2,014)        523       4,823
   Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                                     (3,118)     (4,072)     (1,552)
      Inventory                                                  160        (240)        (71)
      Prepaid expenses                                          (305)         69         420
      Other assets                                               117        (160)         24
      Accounts payable                                          (156)        185          56
      Accrued liabilities                                      1,100      (1,407)     (6,532)
      Unearned revenue                                        (2,429)        608       1,921
      Deposits                                                   778          --          --
                                                            --------    --------    --------
             Net cash provided by operating activities        15,845      15,411      14,980
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of subsidiaries                                   --      (1,858)     (5,881)

   Purchase of investments                                   (90,255)    (41,181)    (61,280)
   Proceeds from sale of investments                          84,757      10,381          --
   Notes receivable                                              622         870      (4,125)
   Acquisition of property and equipment                      (2,353)     (1,035)     (3,533)
   Proceeds from sale of property and equipment                  235          --          62
   Acquisition of trademark                                      (24)        (43)        (22)
                                                            --------    --------    --------
             Net cash used in investing activities            (7,018)    (32,866)    (74,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                     --        (314)       (130)
   Redemption of common stock                                     --          --        (151)
   Issuance of common stock (net of underwriting discount
        and offering costs)                                    3,461       9,905      73,996
                                                            --------    --------    --------
            Net cash provided by financing activities          3,461       9,591      73,715
                                                            --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          12,288      (7,864)     13,916
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 7,216      15,080       1,164
                                                            --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 19,504    $  7,216    $ 15,080
                                                            ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                          $  8,934    $ 11,046    $  2,350
                                                            ========    ========    ========
      Interest                                              $     --    $     24    $     31
                                                            ========    ========    ========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES--During 2000, 1999 and 1998, the Company received property and equipment worth approximately $1.1 million, $2,000 and $69,000 respectively, in exchange for sponsorship privileges to the providers. During 1998, the Company recorded $496,000 as goodwill related to the additional purchase price of ARS (see Note
2). During 1998, the acquisition price of ARS included 100,000 options granted to the sellers. The value of these options on the date of grant was $574,000. In 1999, the amount received by the Company for the options was approximately $504,000 (see Note 2).

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION. CART, Inc., ("CART") (a Michigan corporation) was organized as a not-for-profit corporation in 1978, with its main purpose being to promote the sport of automobile racing, primarily open-wheel type racing cars. As of January 1, 1992, the entity became a for-profit corporation and continued to use the CART name.

       In December 1997, Championship Auto Racing Teams, Inc., (a Delaware corporation) was formed to serve as a holding company for CART and its subsidiaries (the "Reorganization"). Each outstanding share of common stock of CART was acquired in exchange for 400,000 shares of common stock of the Company. References to the "Company" mean Championship Auto Racing Teams, Inc. and its subsidiaries.

       PRINCIPLES OF CONSOLIDATION. The consolidated statement of income includes the operations of the Company, CART and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc. In addition, the 1998 consolidated statements of income includes the financial statements of CART Licensed Products, L.P., a 55% owned subsidiary. As of March 13, 1998 and April 1, 1998, the consolidated statement of income also includes the operations of American Racing Series, Inc. ("ARS") and Pro-Motion Agency Ltd. ("Pro-Motion"), respectively, wholly-owned subsidiaries of the Company (see Note
2). Effective January 1, 1999, the Company purchased the 45% minority interest of CART Licensed Products, L.P. for $900,000. The partnership was terminated and the assets of the partnership were rolled up in CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

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

       Substantially all of the Company's revenue is derived from sanction fees, sponsorship revenues, television revenues, engine leases, rebuilds and wheels sales and licensing royalties, each of which is dependent upon continued fan support and interest in CART race events. Sanction fee revenues are fees paid to the Company by track promoters to sanction a CART event at the race venue and to provide the necessary race management. The Company receives sponsorship revenues from companies who desire to receive brand and product exposure in connection with CART races. Pursuant to broadcast agreements, the Company generates revenues for the right to broadcast the races, with revenues based upon viewership with a minimum guarantee. The Company receives revenue from engine leases and rebuilds and wheel sales from teams racing in the Indy Lights Championship ("Indy Lights"). The Company also receives revenues from royalty fees paid for licenses to use servicemarks of the

Company, various drivers, teams, tracks and industry sponsors for merchandising programs and product sales.

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

       REVENUE RECOGNITION. Recognition of revenue from race sanction agreements is deferred until the event occurs. Sponsorship revenue and engine lease revenue are recognized ratably over the period covered by the agreement. Non-cash sponsorship revenue, such as vehicles or equipment received in exchange for sponsorship privileges to the providers, is recognized when it is received. Television revenue is recognized ratably over the race schedule. Engine rebuilds and wheel sales are recognized when the product is delivered to the customer. Other revenues include membership and entry fees, contingency awards money and royalty income. Membership and entry fees and contingency award money are recognized ratably over the race schedule. Royalty income is recognized as the related product sales occur or on a monthly basis based on a minimum guarantee.

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

       GOODWILL. Goodwill represents the excess of the purchase price of ARS and B.P. Automotive, Ltd. ("BP") and Pro-Motion (see Note 2) over the fair value of the net tangible and identifiable intangible assets of these acquisitions. Also included in goodwill is the purchase of the 45% minority interest of CART Licensed Products, L.P.. Goodwill is stated at cost and is amortized on a straight-line basis over 40 years. The Company assesses goodwill for impairment under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assests to be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. No reduction of goodwill for impairment was necessary in 2000 or in previous years.

       MANAGEMENT ESTIMATES. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2000 and 1999, and the reported amounts of revenues and expenses during the periods presented. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

       ACCOUNTING PRONOUNCEMENTS. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

       RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements in order for them to conform to the 2000 presentation.

2. PUBLIC OFFERINGS AND ACQUISITIONS

       INITIAL PUBLIC OFFERING. In March 1998, the Company completed its initial public offering ("IPO") of 5,038,000 shares of common stock. The IPO provided proceeds of $75.0 million, net of underwriting discounts, to the Company. A portion of the net proceeds from the IPO were used to acquire ARS and BP for $10 million (see "Acquisition of ARS and BP"); and to pay accrued point awards to franchise race teams aggregating $9.5 million. The remaining net proceeds are to be used for working capital and general corporate purposes, including the expansion of the Company's business through the acquisition or development of race related businesses and properties.

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

       In addition, the Company will pay an additional purchase price of up to $3 million, in three equal payments, upon satisfaction by ARS of certain performance criteria during 1998-2000. In the event that ARS does not meet its performance criteria in a given year, the additional payment will be reduced one dollar for every dollar that ARS is short of the performance criteria. However, if ARS exceeds its performance in a following year, it can make up the shortfall from the prior year. Based on 2000, 1999 and 1998 performance criteria, the Company paid the former shareholders of ARS a total of approximately $0, $0 and $1.0 million for 2000, 1999 and 1998, respectively. The excess of the initial purchase price of $7 million, plus any additional purchase price payments, over the net book value of the net assets acquired has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired. The operating results of ARS and BP have been included in the Company's consolidated financial statements since the date of acquisition.

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

       PRO FORMA RESULTS. The following unaudited pro forma summary for the year ended December 31, 1998 assume the acquisitions of ARS, BP and Pro-Motion occurred as of January 1, 1998.

                                       YEAR ENDED
                                    DECEMBER 31, 1998
                                     (IN THOUSANDS,
                                EXCEPT EARNINGS PER SHARE)
                       -----------------------------------------
                       Revenues                         $ 63,863
                       Net income                         15,196
                       Earnings per share:
                       Basic                            $   1.06
                                                        ========
                       Diluted                          $   1.05
                                                        ========


3.  SHORT-TERM INVESTMENTS

       The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification at December 31:

                                                                        GROSS UNREALIZED
                                                                    ------------------------
(IN THOUSANDS)                             COST       FAIR VALUE       GAIN          LOSS
                                        ----------    ----------    ----------    ----------
2000
----
Corporate bonds                           $ 1,502        $1,507        $    5         $  --
U.S. agencies securities                   96,076        96,699           623            --
                                        ----------    ----------    ----------    ----------
Total short-term investments              $97,578       $98,206        $  628         $  --
                                        ==========    ==========    ==========    ==========

1999
----
Commercial paper                         $ 35,936      $ 35,941          $  5         $  --
Municipal bonds                            21,598        21,494            --           104
Corporate bonds                            19,047        18,891            --           156
U.S. agencies securities                   11,500        11,432            --            68
Certificate of Deposit                      3,999         4,000             1            --
                                        ---------- -- ---------- -- ---------- -- ----------
Total short-term investments             $ 92,080      $ 91,758          $  6        $  328
                                        ==========    ==========    ==========    ==========

         Proceeds from sales of investments were approximately $95.1 million and $10.4 million in 2000 and 1999, respectively. In 2000 and 1999, gross gains and losses on such sales were not significant.

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4.  NOTE RECEIVABLE

         In May 1998, the Company entered into an agreement with a promoter whereby the Company provided financing for certain expenses associated with a CART sanctioned event in Brazil. The original amount of the note receivable of $4.1 million related to costs incurred by the Company during the 1998 event was to be repaid in five equal annual installments of $819,000 over the life of the sanction agreement through the year 2003. Subsequent to December 31, 2000, the Company canceled the 2001 race in Brazil due to the default by the City of Rio de Janeiro in its agreement with the Company. The note receivable from the Brazilian promoter was to be repaid in equal annual installments over the life of the sanction agreement. Due to the uncertainty of future races in Brazil, a letter of credit was received from the Brazilian promoter to secure payment of the remaining balance of the note receivable by May 15, 2001.

5.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                                  (IN THOUSANDS)
                                                            2000               1999
                                                      ----------------    ---------------
         Engines                                            $   2,397          $   2,296
         Equipment                                              4,448              3,037
         Furniture and fixtures                                   405                396
         Vehicles                                               3,562              2,240
         Other                                                    230                181
                                                      ----------------    ---------------

         Total                                                 11,042              8,150

         Less accumulated depreciation                         (3,715)            (2,922)
                                                      ----------------    ---------------

         Property and equipment (net)                       $   7,327          $   5,228
                                                      ================    ===============

         During 2000 and 1999, the Company received vehicles worth approximately $1.1 million and $2,000, respectively, in exchange for sponsorship privileges to the providers. The revenues associated with these vehicles are included in sponsorship revenue and other revenue.

6.  OPERATING LEASES

         The Company has entered into various non-cancelable operating leases for office space and equipment which expire through 2005. Total rent expense for these operating leases was approximately $649,000, $483,000 and $431,000 for 2000, 1999 and 1998, respectively.

         Approximate future minimum lease payments under noncancelable operating leases are as follows:

                                                            (IN THOUSANDS)

Year ending December 31:

         2001                                                   $  456
         2002                                                      162
         2003                                                       11
         2004                                                        6
         2005                                                        5
                                                                ------
     Total                                                      $  640
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

         The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31 are as follows:

                                                                                   2000             1999
                                                                                   ----             ----
                                                                                      (IN THOUSANDS)

 Deferred tax assets (liabilities):
    Allowance for doubtful accounts                                             $ 2,457              $    95
    Net capital loss carryforwards                                                   66
    State taxes                                                                     (38)                  19
                                                                                -------              -------
          Total                                                                   2,485                  114
    Current portion                                                               2,485                  114
                                                                                -------              -------
    Non-current portion                                                         $  --                $  --
                                                                                =======              =======


 Deferred tax liabilities:
      Basis difference in fixed assets                                          $  (842)             $  (607)
      Amortization of goodwill                                                     (292)                (170)
                                                                                -------              -------
          Total                                                                  (1,134)                (777)
    Current portion                                                                --                   --
                                                                                -------              -------
    Non-current portion                                                         $(1,134)             $  (777)
                                                                                =======              =======


The provision for income taxes consists of the following at December 31:

                                                 2000                   1999                    1998
                                                ------                 ------                  ------
                                                                   (IN THOUSANDS)
Current                                        $ 10,534                $ 10,342               $  3,745
Deferred                                         (2,014)                    523                  4,823
                                               --------                --------               --------
Total                                          $  8,520                $ 10,865               $  8,568
                                               ========                ========               ========

The reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                   2000                   1999              1998
                                                  ------                 ------            ------
Tax at U.S. federal statutory rate                  35.0%                  35.0%             34.0%
State income tax                                     1.9                    1.9               1.9
Meals and entertainment                              0.5                    0.3               0.3
Tax exempt interest                                 (1.2)                  (0.7)               --
Other                                               (0.2)                   0.1                --
                                                  ------                 ------            ------
Total                                               36.0%                  36.6%             36.2%
                                                  ======                 ======            ======


8.  EMPLOYEE BENEFIT PLANS

         In 1991, the Company began a 401(k) savings plan (the "plan"). Contributions to the plan are in the form of employee salary deferral, subject to discretionary employer-matching contributions. The Company's contributions to the plan were approximately $95,000, $90,000 and $81,000 in 2000, 1999 and 1998,
respectively.

9.  DEBT

         At December 31, 2000 and 1999, the Company had an unused bank line of credit of $1.5 million. There were no amounts outstanding at December 31, 2000 and 1999. Advances on the line of credit are payable on demand, with interest at the bank's prime rate. The line of credit is secured by the Company's deposits with the bank.

10.  COMMITMENTS AND CONTINGENCIES

         REVENUE AGREEMENTS. The Company has entered into promoter, sponsorship and television agreements that extend through various dates, with the longest date expiring in the 2006 racing season. Under the promoter agreements, the Company is obligated to sanction CART Championship racing events and provide related race management functions. Under the sponsorship agreements, the Company grants certain corporations official sponsorship status. In return the corporations receive recognition and status rights, event rights and product category exclusivity rights. Television agreements with various broadcast companies include production, sales and worldwide distribution of the Company's events.

         INSURANCE. The Company is self-insured for the deductible amount ($50,000) on an insurance policy which provides accident medical expense benefits for participants of CART sanctioned races. Losses above the deductible amount are covered by the insurance policy.

         EMPLOYMENT AGREEMENTS. The Company has employment agreements with several of its officers. The employment agreements expire at various dates through November 2004. Certain of the employment agreements provide for a multiple of the individual's base salary in the event there is a termination of their employment as a result of a change in control in the Company.

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

         The Company intends to vigorously defend itself in each of these lawsuits and does not believe that it is liable for either of these incidents. The Company requires each promoter to indemnify the Company against any liability for personal injuries sustained at such promoter's racing event. In addition, the Company requires each promoter to carry liability insurance, naming the Company as a named insured. The Company also maintains liability insurance to cover racing incidents. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

         On February 28, 2001, the Company filed a lawsuit against ISL Marketing AG in the Circuit Court for the County of Oakland, State of Michigan. The lawsuit alleges fraudulent inducement, breach of agreement and failure to pay more than $6 million dollars due the Company.

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

         All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock of the Company or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of December 31, 2000 and 1999, there were 87,500 and 37,500, respectively, Director NQSOs issued and outstanding.

         In addition to the plans described above, 100,000 stock options were issued in connection with the acquisition of ARS and BP (see Note 2).

         The following table summarizes information about stock options during 2000, 1999 and 1998 as follows:

                                                                  WEIGHTED    WEIGHTED   WEIGHTED
                                                                   AVERAGE     AVERAGE    AVERAGE
                                                   NUMBER OF      REMAINING   EXERCISE      FAIR
                                                    SHARES         LIFE        PRICE       VALUE
                                                 -----------------------------------------------
Options outstanding December 31, 1997                  --           --         --           --
Granted                                           1,203,100          4.2     $16.03       $ 5.74
Exercised                                              --           --         --           --
Forfeited                                              (600)        --        16.00         --
                                                 -----------------------------------------------
Options outstanding December 31, 1998             1,202,500          4.2      16.03         --
(15,000 are exercisable)
Granted                                             122,750          5.1      27.90        10.99
Exercised                                          (142,427)        --        16.00         --
Forfeited                                           (16,535)        --        22.26         --
                                                 -----------------------------------------------
Options outstanding December 31, 1999             1,166,288          3.4     $17.20         --
(357,559 are exercisable)
Granted                                             439,650          9.6      21.28        10.70
Exercised                                          (178,899)        --        16.00         --
Forfeited*                                         (721,550)        --        16.26         --
                                                 -----------------------------------------------
Options outstanding December 31, 2000               705,489          7.6     $20.99
                                                 ===================================

         * 600,000 options were forfeited in exchange for a severance payment made to the Company's former CEO.

         The weighted average price of exercisable options at December 31, 2000 was $22.02. Options outstanding at December 31, 2000 have a range in exercise price from $16.00 to $28.94.

         At December 31, 2000, 1999 and 1998, an additional 1,223,185, 891,285 and 1,002,500, respectively, shares were reserved for issuance under all Company plans.

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

         However, as required by SFAS No. 123, the Company has calculated pro forma information as if it had determined compensation cost based on the fair value at the grant date for its stock options granted to employees and directors. In accordance with SFAS No.123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility 27%, expected dividend yield of 0%, risk-free interest rate of 5%, and an expected life of 10 years. Had the Company determined compensation cost based on the fair value at the grant date for its stock under SFAS No.123, net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                       (IN THOUSANDS,
                                                                EXCEPT EARNINGS PER SHARE)
                           NET EARNINGS                           2000              1999
                           ------------                      ---------------    -------------
                           As reported                            $15,153         $18,858
                                                                  =======         =======
                           Pro forma                              $14,433         $17,142
                                                                  =======         =======

                           DILUTED EARNINGS PER SHARE

                           As reported                            $   .97         $  1.19
                                                                  =======         =======
                           Pro forma                              $   .92         $  1.08
                                                                  =======         =======

12.      BAD DEBT

       Bad debt expense of $6.3 million relates to a charge associated with the Company's sponsorship agreement with ISL Marketing AG ("ISL") for 2000, which was payable in January 2001. In 1998, ISL signed a nine (9) year contract to become the Company's exclusive marketing agent for solicitation of sponsorship agreements. The contract guaranteed the Company a minimum amount of sponsorship revenue for each year of the agreement. Following discussions with ISL, it has been determined that ISL does not intend to fulfill its commitment with respect to the remaining years of the agreement under its original terms and collectability of the guarantee for 2000 is uncertain.

13.      SEVERANCE EXPENSE

In June 2000, the Company's President/CEO announced his resignation. The former President/CEO entered into a severance agreement where the Company recorded a one-time severance payment of $2.8 million ($1.8 million net of tax). As a result of the resignation, a total of 600,000 stock options were forfeited under the Company's stock option plan.

14.  SEGMENT REPORTING

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

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
(In Thousands)                                      RACING OPERATIONS     OTHER*         TOTALS
--------------
2000
----
Revenues                                                 $74,425        $   623          $75,048
Interest income (net)                                      7,447             16            7,463
Depreciation and amortization                              1,250            102            1,352
Segment income (loss) before income taxes                 24,135           (462)          23,673


1999
----
Revenues                                                 $67,195        $ 1,581          $68,776
Interest income (expense) (net)                            5,289            (34)           5,255
Depreciation and amortization                                960             88            1,048
Segment income before income taxes                        29,544            179           29,723

1998
----
Revenues                                                 $61,056        $ 1,474          $62,530
Interest income (expense) (net)                            3,234            (36)           3,198
Depreciation and amortization                                750             29              779
Segment income before income taxes                        23,657           --             23,657

*Segment is below the quantitative thresholds for determining reportable segments. This segment is related to the Company's licensing royalties.

         Reconciliations to consolidated financial statement totals at December 31 are as follows:

               (In Thousands)
               --------------
                                                             2000            1999
                                                         -------------    ------------
             Total assets for reportable segment          $  143,095      $  122,700
             Other assets                                      1,006           2,187
                                                         -------------    ------------

             Total consolidated assets                    $  144,101      $  124,887
                                                         =============    ============

             Total liabilities for reportable segment     $    9,910      $    9,374
             Other liabilities                                   297           1,183
                                                         -------------    ------------

             Total consolidated liabilities               $   10,207      $   10,557
                                                         =============    ============

         Domestic and foreign revenues, which are allocated to each country based on sanction fees, sponsorship revenues and television revenues, for each of the three years ended December 31 were as follows:

           (In Thousands)
            ------------
                                              2000           1999            1998
                                           -----------    ------------    -----------
          United States                       $53,261         $48,518        $42,105
          Canada                                7,618           7,037          7,828
          Other foreign countries              14,169          13,221         12,597
                                           -----------    ------------    -----------
          Total                               $75,048         $68,776        $62,530
                                           ===========    ============    ===========


15  EARNINGS PER SHARE

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

                                                                            YEAR ENDED DECEMBER 31,

                                                                    2000               1999         1998
                                                                    ----               -----        ----
                                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

      Net income                                                  $ 15,153           $ 18,858        $ 15,089
                                                               ============     ==============    ============

      Basic EPS:
          Weighted average common shares outstanding                15,624             15,427          14,190
                                                               ============     ==============    ============
          Net earnings per common share, basic                    $    .97            $  1.22        $   1.06
                                                               ============     ==============    ============

      Diluted EPS:
          Weighted average common shares outstanding                15,624             15,427          14,190
          Shares contingently issuable                                  33                481             231
                                                               ------------     --------------    ------------
          Shares applicable to diluted earnings                     15,657             15,908          14,421
                                                               ============     ==============    ============
          Net earnings per common share, diluted                  $    .97            $  1.19        $   1.05
                                                               ============     ==============    ============

16.  RELATED PARTY TRANSACTIONS

         The Company receives sanction fees from promoters affiliated with certain of its directors. Total sanction fee revenue related to these entities for 2000, 1999 and 1998 was approximately $6.4 million, $5.6 million and $8.1 million, respectively. No sanction fees from a single related entity provided more than 10% of the Company's revenues in 2000, 1999, and 1998.

         The Company rented track facilities from promoters affiliated with certain of its directors. Total track rental expense related to these entities for 2000, 1999, and 1998 was approximately $28,000, $20,000 and $62,000 respectively.

         At December 31, 2000 and 1999, the Company has accounts receivable of approximately $1.0 million and $324,000, respectively, due from related parties affiliated with certain of its directors.

         The Company receives entry fees and other race-related income to participate in the CART Championship from teams affiliated with certain directors. Such fees received from these certain related parties amounted to $1.4 million, $1.2 million and $1.3 million in 2000, 1999, and 1998, respectively.

         The Company disburses purse winnings and awards to teams affiliated with certain of its directors. Total purse winnings and awards related to these entities for 2000, 1999 and 1998 were $10.1 million, $9.8 million and $10.8 million, respectively.

         The Company paid for at-track rights to promoters affiliated with certain of its directors in order to satisfy contractual obligations with certain sponsors. Total at-track rights related to these entities for 2000, 1999, and 1998 were $800,000, $800,000 and $1.2 million, respectively.

         The Company records royalty expense paid to teams and promoters affiliated with certain of its directors. Total royalties for these entities for 2000, 1999, and 1998 were $69,000, $378,000 and $552,000, respectively.

         At December 31, 2000 and 1999, the Company has accounts payable and royalties payable of approximately $237,000 and $569,000, respectively, due to related parties affiliated with certain directors.

                  An officer of the Company is a principal in a law firm which received fees for legal services provided to the Company. Such fees amounted to approximately $172,000, $126,000 and $127,000 in 2000, 1999 and 1998,
respectively.

17. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

$ in thousands, except per share amounts        First       Second        Third       Fourth         Total
----------------------------------------------------------------------------------------------------------
2000
----
Total revenues                                 $7,848      $24,902      $27,756      $14,542       $75,048
Operating income (loss)                         1,650        7,714       10,211      (3,365)        16,210
Net income (loss)                               2,013        6,124        7,770        (754)*       15,153
Basic earnings (loss)  per share                  .13          .39          .50         (.05)          .97
Diluted earnings (loss) per share                 .13          .39          .50         (.05)          .97

1999
----
Total revenues                                 $7,349      $25,473      $24,915      $11,039       $68,776
Operating income                                1,314       10,328        9,131        3,695        24,468
Net income                                      1,639        7,466        6,564        3,189        18,858
Basic earnings per share                          .11          .49          .42          .21          1.22
Diluted earnings per share                        .10          .47          .41          .20          1.19

* The Company recorded a bad debt expense of $6.3 million related to a charge associated with our sponsorship agreement with ISL. (See Note 12)

                                   SCHEDULE II

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)



                                                                   CHARGED                        BALANCE
                                                 BEGINNING        TO COSTS       DEDUCTIONS      AT END OF
         DESCRIPTION                             OF PERIOD      AND EXPENSES         (1)         OF PERIOD
-------------------------------------------     ------------    ------------     -----------    -----------

Allowance for doubtful accounts
  (deducted from accounts receivable):
      Year Ended December 31, 2000...             $  250        $  6,546          $  257         $6,539
      Year Ended December 31, 1999...                306              90             146            250
      Year Ended December 31, 1998...                --              436             130            306



(1) Accounts deemed to be uncollectible.