Form 10-Q
period 2001-03-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2001-05-11
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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
Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                15,765,467 SHARES
         ----------------------------                -----------------
                     CLASS                      OUTSTANDING AT MAY 1, 2001



                         This report contains 16 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                                  PAGE

         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.

                     Consolidated Balance Sheets at March 31, 2001 and December 31, 2000          3

                     Consolidated Statements of Income for the Three Months Ended
                     March 31, 2001 and 2000                                                      4

                     Consolidated Statement of Stockholders' Equity for the Three Months
                     Ended March 31, 2001                                                         5

                     Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2001 and 2000                                                      6

                     Notes to Consolidated Financial Statements                                   7


         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                              11


         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISKS                                                          14


PART II - OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS                                                           15

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                           15

         SIGNATURES                                                                              16

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                    MARCH 31, 2001    DECEMBER 31, 2000
                                                                    --------------    -----------------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $ 40,311        $ 19,504
   Short-term investments                                                 93,153          98,206
   Accounts receivable (net of allowance for doubtful accounts
      of  $6,539 at March 31, 2001 and December 31, 2000)                  6,060           5,578
   Current portion of notes receivable                                     1,832           2,535
   Inventory                                                                 135             151
   Prepaid expenses                                                          946             567
   Deferred income taxes                                                   2,395           2,485
                                                                        --------        --------
      Total current assets                                               144,832         129,026
NOTES RECEIVABLE                                                             134             147
PROPERTY AND EQUIPMENT- Net                                                7,206           7,327
GOODWILL (net of accumulated amortization of $542 and $493
   at March 31, 2001 and December 31, 2000, respectively)                  7,199           7,248
OTHER ASSETS (net of accumulated amortization
   of $95 and $88 at March 31, 2001 and December 31,
   2000, respectively)                                                       348             353
                                                                        --------        --------
TOTAL ASSETS                                                            $159,719        $144,101
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     $  2,444        $  1,975
   Accrued liabilities:
      Race expenses and point awards                                         165            --
      Royalties                                                               93             162
      Payroll                                                                481           1,571
      Taxes                                                                  525             819
      Other                                                                1,934           1,316
   Unearned revenue                                                       18,523           2,452
   Deposits                                                                 --               778
                                                                        --------        --------
      Total current liabilities                                           24,165           9,073
DEFERRED INCOME TAXES                                                      1,113           1,134
COMMITMENTS AND CONTINGENCIES                                               --              --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000
      shares authorized, none issued and
      outstanding at March 31, 2001
      and December 31, 2000                                                 --              --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 15,765,467 and 15,586,568 shares issued
      and outstanding at March 31, 2001 and December 31,
      2000, respectively                                                     158             158
   Additional paid-in capital                                            103,130         103,130
   Retained earnings                                                      30,059          29,978
   Unrealized gain on investments                                          1,094             628
                                                                        --------        --------
         Total stockholders' equity                                      134,441         133,894
                                                                        --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $159,719        $144,101
                                                                        ========        ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                            2001           2000
                                                         ---------      --------
REVENUES:
 Sanction fees                                           $  2,590       $  1,433
 Sponsorship revenue                                        2,954          4,901
 Television revenue                                           259            260
 Engine leases, rebuilds and wheel sales                      271            451
 Other revenue                                                365            803
                                                         --------       --------
      Total revenues                                        6,439          7,848

EXPENSES:
 Race distributions                                           741            820
 Race expenses                                              1,826          1,428
 Cost of engine rebuilds and wheel sales                       99            136
 Administrative and indirect expenses                       4,834          3,527
 Severance expense                                            386           --
 Depreciation and amortization                                402            287
                                                         --------       --------
      Total expenses                                        8,288          6,198

OPERATING INCOME (LOSS)                                    (1,849)         1,650
 Interest income (net)                                      1,975          1,495
                                                         --------       --------
INCOME BEFORE INCOME TAXES                                    126          3,145
 Income tax expense                                            45          1,132
                                                         --------       --------
NET INCOME                                               $     81       $  2,013
                                                         ========       ========
EARNINGS PER SHARE:
               BASIC                                     $   0.01       $   0.13
                                                         ========       ========
               DILUTED                                   $   0.01       $   0.13
                                                         ========       ========
WEIGHTED AVERAGE SHARES OUSTANDING:
               BASIC                                       15,765         15,587
                                                         ========       ========
               DILUTED                                     15,766         15,731
                                                         ========       ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                           COMMON STOCK        ADDITIONAL  UNREALIZED
                                           ------------         PAID-IN     RETAINED      GAIN ON     STOCKHOLDERS'   COMPREHENSIVE
                                      SHARES          AMOUNT    CAPITAL     EARNINGS    INVESTMENTS      EQUITY           INCOME
                                      ------          ------    -------     --------    -----------      ------           ------
BALANCES, DECEMBER 31, 2000           15,765          $158     $103,130     $29,978     $   628       $133,894
   Net income                             --            --           --          81          --             81            $ 81
   Unrealized gain on investments         --            --           --          --         466            466             466
                                                                                                                          ----
   Comprehensive income                                                                                                   $547
                                                                                                                          ====
                                      ------          ----     --------     -------     -------       --------
BALANCES, MARCH 31, 2001              15,765          $158     $103,130     $30,059     $ 1,094       $134,441
                                      ======          ====     ========     =======     =======       ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       2001        2000
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $     81    $  2,013
   Adjustments to reconcile net income to
       net cash  provided by operating activities:
   Depreciation and amortization                                        402         287
   Net loss (gain) from sale of property and equipment                    4         (51)
   Deferred income taxes                                                 69          79
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                              (482)      2,485
      Inventory                                                          16         (26)

      Prepaid expenses                                                 (379)       (210)
      Other assets                                                       (2)        (34)
      Accounts payable                                                  469         618

      Accrued liabilities                                              (670)        351
      Unearned revenue                                               16,071      13,624
      Deposits                                                         (778)         --
                                                                   --------    --------
             Net cash provided by operating activities               14,801      19,136

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                          (12,822)    (62,346)
   Proceeds from sale and maturities of investments                  18,341      51,853
   Notes receivable                                                     716          15
   Acquisition of property and equipment                               (239)       (634)
   Proceeds from sale of property and equipment                          11         215
   Acquisition of trademark                                              (1)        (10)
             Net cash provided by (used in) investing activities      6,006     (10,907)

NET INCREASE IN CASH AND CASH EQUIVALENTS                            20,807       8,229
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     19,504       7,216
                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 40,311    $ 15,445
                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Income taxes                                               $     92    $    234
                                                                   ========    ========
        Interest                                                   $     --    $     --
                                                                   ========    ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000.

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     Because of the seasonal concentration of racing events, the results of operations for the three months ended March 31, 2001 and 2000 are not indicative of the results to be expected for the year.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams and its wholly-owned subsidiaries - CART , Inc., American Racing Series, Inc., Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

     ACCOUNTING PRONOUNCEMENTS. The Company has adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities", effective January 1, 2001. Management has determined that the impact of adoption of SFAS 133 on the Company's financial position, results of operations and cash flows is insignificant.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 unaudited consolidated financial statements in order for them to conform to the 2001 presentation.

2.   SHORT-TERM INVESTMENTS

     The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:


                                                                GROSS UNREALIZED
                                                                ----------------
(IN THOUSANDS)                       COST       FAIR VALUE      GAIN       LOSS
MARCH 31, 2001                       ----       ----------      ----       ----
--------------
Corporate bonds                   $  1,501      $  1,509      $     8       $  --
U.S. agencies securities            90,558        91,644        1,086          --
                                  --------      --------      -------       -----
Total short-term investments      $ 92,059      $ 93,153      $ 1,094       $  --
                                  ========      ========      =======       =====


                                                                GROSS UNREALIZED
                                                                ----------------
(IN THOUSANDS)                       COST       FAIR VALUE      GAIN       LOSS
DECEMBER 31, 2000                    ----       ----------      ----       ----
----------------
Corporate bonds                      $ 1,502     $ 1,507        $   5        --
U.S. agencies securities              96,076      96,699          623        --
                                     -------     -------        -----      ------
Total short-term investments         $97,578     $98,206        $ 628      $ --
                                     =======     =======        =====      ======

     Proceeds from sales of investments were approximately $1.4 million and $8.0 million for the three months ended March 31, 2001 and 2000, respectively.

     Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31, 2001 and December 31, 2000:

                                              (IN THOUSANDS)
                                      MARCH 31,          DECEMBER 31,
                                        2001                 2000
                                     -----------         ------------
Engines                              $  2,456               $  2,397
Equipment                               4,391                  4,448
Furniture and fixtures                    413                    405
Vehicles                                3,624                  3,562
Other                                     234                    230
                                     --------               --------

Total                                  11,118                 11,042

Less accumulated depreciation          (3,912)                (3,715)
                                     --------               --------

Property and equipment (net)         $  7,206               $  7,327
                                     ========               ========


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


                                                                THREE MONTHS ENDED MARCH 31,
($ in thousands)                                        RACING OPERATIONS    OTHER*        TOTAL
----------------                                        -----------------    ------        -----
2001
----
Revenues                                                $ 6,365              $ 74         $ 6,439
Interest income (net)                                     1,970                 5           1,975
Depreciation and amortization                               378                24             402
Segment income before income taxes                          105                21             126

2000
----
Revenues                                                $ 7,565              $283         $ 7,848
Interest income (expense) (net)                           1,493                 2           1,495
Depreciation and amortization                               260                27             287
Segment income (loss) before income taxes                 3,196              (51)           3,145


*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2001             2000
                                                -----------       ----------
Total assets for reportable segment                $158,679       $139,458
Other assets                                          1,040          2,167
                                                   --------       --------

Total consolidated assets                          $159,719       $141,625
                                                   ========       ========

Total liabilities for reportable segment           $ 24,961       $ 24,031
Other liabilities                                       317          1,191
                                                   --------       --------

Total consolidated liabilities                     $ 25,278       $ 25,222
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

     On February 28, 2001, the Company filed a lawsuit against ISL Marketing AG ("ISL") in the Circuit Court for the County of Oakland, State of Michigan. The lawsuit alleges fraudulent inducement, breach of agreement and failure to pay more than $6 million due the Company. In April 2001, ISL filed a counterclaim seeking damages in excess of $150 million, plus punitive damages in an unspecified amount, interest and attorney fees. The Company believes the allegations are without merit and intends to vigorously pursue and defend against this matter.

     On April 29, 2001, the Company announced the postponement of the race at Texas Motor Speedway ("TMS"). On May 8, 2001, a complaint for unspecified damages was filed by TMS against the Company and certain Company employees. The suit alleges breach of contract, negligence, fraud and negligent misrepresentation claims. The Company intends to defend itself against this action.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     REVENUES. Total revenues for the three months ended March 31, 2001 were $6.4 million, a decrease of $1.4 million or 18% from the same period in the prior year. This was due to decreased sponsorship revenue, engine leases, rebuilds and wheel sales and other revenue partially offset by an increase in sanction fees, as described below.

     Sanction fees for the three months ended March 31, 2001 were $2.6 million, an increase of $1.2 million, or 81%, from the same period in the prior year due to increased sanction fees for our inaugural race in Monterrey, Mexico. We staged one race during the first quarter of 2001 and 2000.

     Sponsorship revenue for the three months ended March 31, 2001 was $3.0 million, a decrease of $1.9 million, or 40%, from the same period in the prior year. This decrease was primarily attributable to the loss of guaranteed sponsorship income from our former sponsor partner.

     Television revenue for the three months ended March 31, 2001 was $259,000, a decrease of $1,000 from the same period in the prior year.

     Engine leases, rebuilds and wheel sales for the three months ended March 31, 2001 was $271,000, a decrease of $180,000, or 40%, from the same period in the prior year. This decrease was due to having fewer Indy Lights entries in the first quarter of 2001 compared to the same period in the prior year.

     Other revenue for the three months ended March 31, 2001 was $365,000 a decrease of $438,000, or 55%, from the same period in the prior year. This decrease was primarily attributable to a reduction in royalty revenue and entry fees, memberships and credential income from Toyota Atlantics due to zero races being held in the three months ended March 31, 2001 compared to two races in the same period in the prior year.

     EXPENSES. Total expenses for the three months ended March 31, 2001 were $8.3 million, an increase of $2.1 million, or 34%, from the same period in the prior year. This increase was due to an increase in race expenses and administrative and indirect expenses, partially offset by a decrease in race distributions and cost of engine rebuilds and wheel sales as described below.

     Race distributions for the three months ended March 31, 2001 were $741,000, a decrease of $79,000, or 10%, from the same period in the prior year. The decrease was due to zero Toyota-Atlantic races being held in the three months ended March 31, 2001 compared to two races being held in the same period in the prior year, partially offset by an increase in Indy Lights race distributions due to one race being held in the three months ended March 31, 2001 compared to zero races being held in the same period in the prior year.

     Race expenses for the three months ended March 31, 2001 were $1.8 million, an increase of $398,000, or 28%, from the same period in the prior year. The increase was partially due to new programs and personnel in the Race Operations, Electronics, Logistics and Safety departments.

     Cost of engine rebuilds and wheel sales for the three months ended March 31, 2001 were $99,000, a decrease of $37,000, or 27%, from the same period in the prior year. This decrease is due to fewer Indy Lights entries in the three months ended March 31, 2001, when compared to the same period in the prior year.

     Administrative and indirect expenses for the three months ended March 31, 2001 were $4.8 million, an increase of $1.3 million, or 37%, from the same period in the prior year. This increase was primarily attributable to an increased investment in strategic planning, personnel and Public Relations and Marketing and Advertising expenditures that are focused on building our long-term strategic plan and branding awareness.

     Severance expense for the three months ended March 31, 2001 was $386,000. This expense relates to an employee severance agreement. There was no corresponding expense for the same period in the prior year.

     Depreciation and amortization expense for the three months ended March 31, 2001 was $402,000, compared to depreciation and amortization expense of $287,000 for the same period in the prior year.

     OPERATING INCOME (LOSS). Operating loss for the three months ended March 31, 2001 was $1.8 million, a decrease of $3.5 compared to operating income of $1.7 million for the same period in the prior year.

     INTEREST INCOME (NET). Interest income (net) for the three months ended March 31, 2001 was $2.0 million compared to interest income (net) of $1.5 million from the same period in the prior year. The increase of $480,000 was primarily attributable to reinvestment of cash flows from operations.

     INCOME BEFORE INCOME TAXES. Income before income taxes for the three months ended March 31, 2001 was $126,000, compared to $3.1 million from the same period in the prior year.

     INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2001 was $45,000, compared to $1.1 million from the same period in the prior year.

     NET INCOME. Net income for the three months ended March 31, 2001 was $81,000 compared to net income of $2.0 million from the same period in the prior year.

SEASONALITY AND QUARTERLY RESULTS

     A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of races (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results. During the three month period ended March 31, 2001, both CART and Indy Lights held a race in Monterrey, Mexico. During the three month period ended March 31, 2000, CART and Toyota Atlantics held one and two races, respectively, in Homestead, Florida.

LIQUIDITY AND CAPITAL RESOURCES

     We have relied on the proceeds from our initial public offering and cash flow from operations to finance working capital, investments and capital expenditures during the past year.

     We have a $1.5 million revolving line of credit with a commercial bank. As of March 31, 2001, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

     Our cash balance on March 31, 2001 was $40.3 million, a net increase of $20.8 million from December 31, 2000. This increase was primarily the result of net cash provided by operating activities of $14.8 million, and investing activities of $6.0 million.

     We anticipate capital expenditures of approximately $2.5 million during the next twelve months. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs. In addition, we may incur additional expenditures to increase our marketing budget, build our strategic plan and infrastructure and expand our TV relationships or otherwise to increase the visibility and appeal of our products.

     Subsequent to year end, we canceled the 2001 race in Brazil due to default of our agreement by the City of Rio de Janeiro. The note receivable from our Brazilian promoter was to be repaid in equal annual installments over the life of the sanction agreement. Due to the uncertainty of future races in Brazil, a letter of credit was received from the Brazilian promoter to secure payment of the remaining balance of the note receivable by May 15, 2001.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


     INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At March 31, 2001, our investments consisted of corporate bonds, U.S. Agency issues, and repurchase agreements. The weighted average maturity of our portfolio is 211 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               On February 28, 2001, the Company filed a lawsuit against ISL Marketing AG ("ISL) in the Circuit Court for the County of Oakland, State of Michigan. The lawsuit alleges fraudulent inducement, breach of agreement and failure to pay more than $6 million due the Company. In April 2001, ISL filed a counterclaim seeking damages in excess of $150 million, plus punitive damages in unspecified amount, interest and attorney fees. The Company believes the allegations are without merit and intends to vigorously pursue its case against, and defend itself against the claims made by ISL.

               On April 29, 2001, the Company announced the postponement of the race at Texas Motor Speedway ("TMS"). On May 8, 2001, a complaint for unspecified damages was filed by TMS against the Company and certain Company employees in the District Court for the County of Denton, State of Texas. The suit alleges breach of contract, negligence, fraud and negligent misrepresentation claims. The Company intends to defend itself against this action.

Item 6.        Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

               We were not required to file any exhibits for the three months ended March 31, 2001.

     (b)  Reports on Form 8-K.

               A current report on From 8-K/A-1 was filed on March 13, 2001 reporting the Marketing Representation Agreement with ISL Marketing AG dated June 24, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHAMPIONSHIP AUTO RACING TEAMS, INC.


  Date:  5/10/01                       By:  /s/  Thomas L. Carter
         ---------------                   --------------------------------

                                           Thomas L. Carter
                                           Chief Financial Officer