Form 10-Q
period 2001-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2001-08-09
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                15,186,234 SHARES
         ----------------------------                -----------------
                    CLASS                      OUTSTANDING AT AUGUST 1, 2001



                         This report contains 18 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                                    PAGE

         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                         Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000       3

                         Consolidated Statements of Income for the Three and Six Months
                         Ended June 30, 2001 and 2000                                                4

                         Consolidated Statement of Stockholders' Equity for the Six Months
                         Ended June 30, 2001                                                         5

                         Consolidated Statements of Cash Flows for the Six Months Ended
                         June 30, 2001 and 2000                                                      6

                         Notes to Consolidated Financial Statements                                  7


         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  11


         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                                       16
                     ABOUT MARKET RISKS


PART II - OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS                                                              17

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                               17

         SIGNATURES                                                                                 18

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)



                                                                              JUNE 30, 2001      DECEMBER 31, 2000
                                                                              -------------      -----------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 46,181            $ 19,504
   Short-term investments                                                         89,490              98,206
   Accounts receivable (net of allowance for doubtful accounts of $6,599 and $6,539 at June 30, 2001 and
      December 31, 2000, respectively)                                             5,565               5,578
   Current portion of notes receivable                                               102               2,535
   Inventory                                                                         123                 151
   Prepaid expenses                                                                1,464                 567
   Deferred income taxes                                                           2,477               2,485
                                                                                --------            --------
      Total current assets                                                       145,402             129,026
NOTES RECEIVABLE                                                                     119                 147
PROPERTY AND EQUIPMENT- Net                                                        7,094               7,327
GOODWILL (net of accumulated amortization of $590 and $493
   at June 30, 2001 and December 31, 2000, respectively)                           7,151               7,248
OTHER ASSETS (net of accumulated amortization of $102 and $88 at
June 30, 2001 and December 31, 2000, respectively)                                   341                 353
                                                                                --------            --------
TOTAL ASSETS                                                                    $160,107            $144,101
                                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                             $  4,083            $  1,975
   Accrued liabilities:
      Race expenses and point awards                                               1,149                --
      Royalties                                                                      148                 162
      Payroll                                                                        325               1,571
      Taxes                                                                        2,366                 819
      Other                                                                        3,255               1,316
   Deferred revenue                                                               18,116               2,452
   Deposits                                                                         --                   778
                                                                                --------            --------
      Total current liabilities                                                   29,442               9,073
DEFERRED INCOME TAXES                                                              1,292               1,134
COMMITMENTS AND CONTINGENCIES                                                       --                  --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none
      issued and outstanding at June 30, 2001 and December 31, 2000                 --                  --
   Common stock $.01 par value, 50,000,000 shares authorized,
      15,179,567 and 15,765,467 shares issued and
      outstanding at June 30, 2001 and December 31, 2000, respectively               152                 158
   Additional paid-in capital                                                     94,341             103,130
   Retained earnings                                                              34,008              29,978
   Unrealized gain on investments                                                    872                 628
                                                                                --------            --------
         Total stockholders' equity                                              129,373             133,894
                                                                                --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $160,107            $144,101
                                                                                ========            ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                        THREE MONTHS         SIX MONTHS
                                                                       ENDED JUNE 30,      ENDED JUNE 30,

                                                                       2001      2000      2001      2000
                                                                     -------   -------   -------   -------
REVENUES:
         Sanction fees                                               $13,299   $15,761   $15,889   $17,194
         Sponsorship revenue                                           3,453     5,127     6,407    10,028
         Television revenue                                            1,580     1,768     1,839     2,028
         Engine leases, rebuilds and wheel sales                         312       636       583     1,087
         Other revenue                                                 1,141     1,610     1,506     2,413
                                                                     -------   -------   -------   -------
              Total revenues                                          19,785    24,902    26,224    32,750

EXPENSES:
         Race distributions                                            4,620     5,192     5,361     6,012
         Race expenses                                                 2,746     2,792     4,572     4,221
         Cost of engine rebuilds and wheel sales                         115       245       214       380
         Administrative and indirect expenses (includes
            severance expense of $810,000 and $1.2 million for the
            three months and six months ended June 30, 2001,
            respectively, and $2.8 million
            for the three and six months ended June 30, 2000)          7,745     8,654    12,965    12,181
         Depreciation and amortization                                   402       305       804       592
                                                                     -------   -------   -------   -------
              Total expenses                                          15,628    17,188    23,916    23,386

OPERATING INCOME                                                       4,157     7,714     2,308     9,364
         Interest income (net)                                         1,965     1,798     3,940     3,293
                                                                     -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                                             6,122     9,512     6,248    12,657
         Income tax expense                                            2,173     3,388     2,218     4,520
                                                                     -------   -------   -------   -------
NET INCOME                                                           $ 3,949   $ 6,124   $ 4,030   $ 8,137
                                                                     =======   =======   =======   =======
EARNINGS PER SHARE:
              BASIC                                                  $  0.25   $  0.39   $  0.26   $  0.52
                                                                     =======   =======   =======   =======
              DILUTED                                                $  0.25   $  0.39   $  0.26   $  0.52
                                                                     =======   =======   =======   =======
WEIGHTED AVERAGE SHARES OUSTANDING:
              BASIC                                                   15,547    15,588    15,655    15,587
                                                                     =======   =======   =======   =======
              DILUTED                                                 15,547    15,722    15,658    15,732
                                                                     =======   =======   =======   =======


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                         COMMON STOCK         ADDITIONAL                UNREALIZED
                                         ------------           PAID-IN      RETAINED     GAIN ON     STOCKHOLDERS'   COMPREHENSIVE
                                      SHARES       AMOUNT       CAPITAL      EARNINGS   INVESTMENTS      EQUITY           INCOME
                                      ------       ------     ----------     --------   -----------   -------------   -------------
BALANCES, DECEMBER 31, 2000            15,765       $158       $103,130      $29,978      $ 628        $133,894
   Net income                              --         --             --        4,030         --           4,030          $ 4,030
   Unrealized gain on investments          --         --             --           --        244             244              244
                                                                                                                         -------
   Comprehensive income                                                                                                  $ 4,274
                                                                                                                         =======

   Acquisition and retirement of           --         --             --           --         --
   common stock                          (586)        (6)        (8,789)          --         --          (8,795)
                                       ------      ------     ----------    ---------    -------       --------
BALANCES, JUNE 30, 2001                15,179       $152       $ 94,341      $34,008      $ 872        $129,373
                                       ======      ======     ==========    =========    =======       ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                      2001        2000
                                                                                   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  4,030    $  8,137
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      804         592
     Net gain from sale of property and equipment                                       (62)        (91)
     Deferred income taxes                                                              166         171
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                           13       1,907
           Inventory                                                                     28        (233)
           Prepaid expenses                                                            (897)         25
           Other assets                                                                  (3)         30
           Accounts payable                                                           2,108        (481)
           Accrued liabilities                                                        3,375       5,704
           Deferred revenue                                                          15,664      10,379
           Deposits                                                                    (778)        878
                                                                                   --------    --------
                   Net cash provided by operating activities                         24,448      27,018

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                        (19,937)    (81,207)
     Proceeds from sale and maturities of investments                                28,898      68,523
     Notes receivable                                                                 2,461         507
     Acquisition of property and equipment                                             (483)     (1,679)
     Proceeds from sale of property and equipment                                        86         276
     Acquisition of trademark                                                            (1)        (15)
                                                                                   --------    --------
                Net cash provided by (used in) investing activities                  11,024     (13,595)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                         --            32
      Repurchase of common stock                                                     (8,795)       --
                                                                                   --------    --------
                Net cash provided by (used in) financing activities                  (8,795)         32
                                                                                   --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            26,677      13,455
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     19,504       7,216
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 46,181    $ 20,671
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
      Cash paid during the period for:
          Income taxes                                                             $    265    $  1,858
                                                                                   ========    ========
          Interest
                                                                                   $   --      $   --
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of June 30, 2001 and the results of its operations and its cash flows for the three months and six months ended June 30, 2001 and 2000.

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     Because of the seasonal concentration of racing events, the results of operations for the three months and six months ended June 30, 2001 and 2000 are not indicative of the results to be expected for the year.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams and its wholly-owned subsidiaries - CART , Inc., American Racing Series, Inc., Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

     ACCOUNTING PRONOUNCEMENTS. The Company has adopted Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," effective January 1, 2001. Management has determined that the impact of adoption of SFAS 133 on the Company's financial position, results of operations and cash flows is insignificant.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 unaudited consolidated financial statements in order for them to conform to the 2001 presentation.

2.   SHORT-TERM INVESTMENTS

     The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:


                                                                  GROSS UNREALIZED
                                                                  ----------------
(IN THOUSANDS)                            COST      FAIR VALUE    GAIN       LOSS
                                        -------     ----------  -------     ------
JUNE 30, 2001
-------------
Corporate bonds                         $ 1,512     $ 1,513     $     1     $ --
U.S. agencies securities                 87,106      87,977         871       --
                                        -------     -------     -------     ------
Total short-term investments            $88,618     $89,490     $   872     $ --
                                        =======     =======     =======     ======

DECEMBER 31, 2000
-----------------
Corporate bonds                         $ 1,502     $ 1,507     $     5     $ --
U.S. agencies securities                 96,076      96,699         623       --
                                        -------     -------     -------     ------
Total short-term investments            $97,578     $98,206     $   628     $ --
                                        =======     =======     =======     ======


     Proceeds from sales of investments were approximately $2.4 million and $12.0 million for the six months ended June 30, 2001 and 2000, respectively.

     Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30, 2001 and December 31, 2000:

                                                   (IN THOUSANDS)
                                           JUNE 30,          DECEMBER 31,
                                             2001                2000
                                          -----------        ------------
Engines                                   $  2,456              $  2,397
Equipment                                    4,582                 4,448
Furniture and fixtures                         415                   405
Vehicles                                     3,518                 3,562
Other                                          234                   230
                                          --------              --------

Total                                       11,205                11,042

Less accumulated depreciation               (4,111)               (3,715)
                                          --------              --------

Property and equipment (net)              $  7,094              $  7,327
                                          ========              ========

4.   CAPITAL STOCK

     During the quarter ended June 30, 2001, the Company repurchased and retired 585,900 shares of its common stock for an aggregate cost of $8.8 million, pursuant to its stock repurchase program authorized by the Board of Directors in April 2001. The program allows the Company to repurchase up to 2.5 million shares of its outstanding common stock from time to time in open market or privately negotiated transactions. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors, and accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

5.   SEGMENT REPORTING

     The Company has one reportable segment, racing operations.

     This reportable segment encompasses all the business operations of organizing, marketing and staging all of our open-wheel racing events.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long-lived assets are substantially used in the racing operations segment in the United States. The Company evaluates performance based on income before income taxes.


                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  ---------------------------
($ in thousands)                                  RACING OPERATIONS         OTHER*          TOTAL
----------------                                  -----------------         ------          -----
2001
----
Revenues                                               $ 19,677             $ 108          $ 19,785
Interest income (net)                                     1,959                 6             1,965
Depreciation and amortization                               378                24               402
Segment income before income taxes                        6,099                23             6,122

2000
----
Revenues                                               $ 24,747             $ 155          $ 24,902
Interest income (net)                                     1,792                 6             1,798
Depreciation and amortization                               278                27               305
Segment income (loss) before income taxes                 9,652              (140)            9,512



                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
($ in thousands)                                        RACING OPERATIONS     OTHER*        TOTAL
----------------                                        -----------------     ------        -----

2001
----
Revenues                                               $ 26,043              $ 181          $ 26,224
Interest income (net)                                     3,929                 11             3,940
Depreciation and amortization                               755                 49               804
Segment income before income taxes                        6,204                 44             6,248

2000
----
Revenues                                               $ 32,312              $ 438          $ 32,750
Interest income (net)                                     3,285                  8             3,293
Depreciation and amortization                               538                 54               592
Segment income (loss) before income taxes                12,848               (191)           12,657

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:


              ($ in thousands)
              ----------------                             JUNE 30,          DECEMBER 31,
                                                             2001               2000
                                                         -------------       ------------
             Total assets for reportable segment             $159,063        $  143,095
             Other assets                                       1,044             1,006
                                                         -------------       ------------

             Total consolidated assets                       $160,107        $  144,101
                                                         =============       ============

             Total liabilities for reportable segment        $ 30,428        $    9,910
             Other liabilities                                    306               297
                                                         -------------       ------------

             Total consolidated liabilities                  $ 30,734        $   10,207
                                                         =============       ============


6.   COMMITMENTS AND CONTINGENCIES

     LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit seeks damages in an unspecified amount for negligence and wrongful death.

     On October 30, 2000, a complaint for damages was filed against the Company by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit seeks actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress.

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

     On February 28, 2001, the Company filed a lawsuit against ISL Marketing AG ("ISL") in the Circuit Court for the County of Oakland, State of Michigan. The lawsuit alleges fraudulent inducement, breach of agreement and failure to pay more than $6 million due the Company. In April 2001, ISL filed a counterclaim seeking damages in excess of $150 million, plus punitive damages in an unspecified amount, interest and attorney fees. Management does not believe that the counterclaim filed by ISL has merit. In June 2001, ISL was declared bankrupt by the Swiss courts. The Company will continue to pursue its claim under Swiss bankruptcy laws.

     On April 29, 2001, the Company announced the postponement of the race at Texas Motor Speedway ("TMS"). On May 8, 2001, a complaint for unspecified damages was filed by TMS against the Company and certain Company employees. The suit alleges breach of contract, negligence, fraud and negligent misrepresentation claims. The Company intends to defend itself against this action. The Company is unable to determine the overall impact of this suit on its financial position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

SEASONALITY AND QUARTERLY RESULTS

     A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. The results reported for the second quarter of 2001 do not include revenue or race purse expenses associated with the CART event scheduled to be held at the Texas Motor Speedway. During the second quarter ended June 30, 2001, we held six races: Long Beach, California; Nazareth, Pennsylvania; Motegi, Japan; West Allis, Wisconsin; Detroit, Michigan; and Portland, Oregon. During the second quarter ended June 30, 2000, we held seven races: Nazareth, Pennsylvania; Long Beach, California; Rio de Janeiro, Brazil; Motegi, Japan; West Allis, Wisconsin; Detroit, Michigan; and Portland, Oregon. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races affect quarterly results.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     REVENUES. Total revenues for the quarter ended June 30, 2001 were $19.8 million, a decrease of $5.1 million, or 21%, from the same period in the prior year. This decrease was due to lower sanction fees, sponsorship revenue, TV revenue, engine leases, rebuilds and wheel sales and other revenue as described below.

     Sanction fees for the quarter ended June 30, 2001 were $13.3 million, a decrease of $2.5 million, or 16%, from the same period in the prior year. This decrease was primarily the result of running six events in the second quarter of 2001 compared to seven events in the same period in the prior year. This decrease was partially offset by the annual escalation of sanction fees for these events.

     Sponsorship revenue for the quarter ended June 30, 2001 was $3.5 million, a decrease of $1.7 million, or 33%, from the same period in the prior year. This decrease was primarily attributable to the loss of guaranteed sponsorship income from our former sponsorship partner.

     Television revenue for the quarter ended June 30, 2001 was $1.6 million, a decrease of $188,000, or 11%, from the same period in the prior year. This decrease was primarily due to six events taking place in the second quarter of 2001 compared to seven events in the same period in the prior year.

     Engine leases, rebuilds and wheel sales revenue for the quarter ended June 30, 2001 was $312,000, a decrease of $324,000, or 51%, from the same period in the prior year. This decrease was primarily the result of fewer Indy Lights entries in the second quarter of 2001 compared to the same period in the prior year.

     Other revenue for the quarter ended June 30, 2001 was $1.1 million, a decrease of $469,000, or 29%, from the same period in the prior year. This decrease was partially attributable to a decrease in royalty revenue in the second quarter 2001 when compared to the same period in the prior year and a decrease in entry fees from our two support series due to fewer entries in the second quarter 2001 when compared to the same period in the prior year. This decrease was also partially attributable to certain non-recurring revenue in the second quarter of 2000 that was not received in the second quarter of 2001.

     EXPENSES. Total expenses for the quarter ended June 30, 2001 were $15.6 million, a decrease of $1.6 million, or 9%, from the same period in the prior year. This decrease was due to a decrease in race distributions, race expenses, cost of engine rebuilds and wheel sales and severance expense, partially offset by an increase in administrative and indirect expenses as described below.

     Race distributions for the quarter ended June 30, 2001 were $4.6 million, a decrease of $572,000, or 11%, from the same period in the prior year. This decrease is primarily due to six races being held in the second quarter of 2001 compared with seven races held in the same period in the prior year. This decrease was partially offset by having one additional Atlantics race in the second quarter of 2001 compared to the same period in the prior year.

     Race expenses for the quarter ended June 30, 2001 were $2.7 million, a decrease of $46,000, or 2%.

     Cost of engine rebuilds and wheel sales for the quarter ended June 30, 2001 was $115,000, a decrease of $130,000, or 53%, from the same period in the prior year. This decrease is due to decreased engine rebuilds as noted above.

     Administrative and indirect expenses for the quarter ended June 30, 2001 were $7.7 million, a decrease of $909,000, or 11%, from the same period in the prior year. This decrease was primarily attributable to a decrease in severance payments made under severance agreements with former employees. This decrease was partially offset by an increased investment in strategic planning, personnel and marketing and advertising expenditures that are focused on building our strategic plan and branding awareness.

     Depreciation and amortization for the quarter ended June 30, 2001 was $402,000, compared to depreciation and amortization of $305,000 for the same period in the prior year.

     OPERATING INCOME. Operating income for the quarter ended June 30, 2001 was $4.2 million, a decrease in income of $3.6 million from the corresponding period in the prior year due to the factors described above.

     INTEREST INCOME (NET). Interest income (net) for the quarter ended June 30, 2001 was $2.0 million, an increase of $167,000, or 9%, from the same period in the prior year. This is primarily due to reinvestment of cash flows from operations.

     INCOME BEFORE INCOME TAXES. Income before income taxes for the quarter ended June 30, 2001 was $6.1 million, compared to $9.5 million from the same period in the prior year.

     INCOME TAX EXPENSE. Income tax expense for the quarter ended June 30, 2001 was $2.2 million, compared to an income tax expense of $3.4 million for the corresponding period in the prior year.

     NET INCOME. Net income for the quarter ended June 30, 2001 was $3.9 million, a decrease of $2.2 million from the corresponding period in the prior year as a result of the factors described above.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     REVENUES. Total revenues for the six months ended June 30, 2001 were $26.2 million, a decrease of $6.5 million, or 20%, from the same period in the prior year. This decrease was due to lower sanction fees, sponsorship revenue, TV revenue, engine leases, rebuilds and wheel sales and other revenue as described below.

     Sanction fees for the six months ended June 30, 2001 were $15.9 million, a decrease of $1.3 million, or 8%, from the same period in the prior year. This decrease was primarily the result of seven events taking place in the six months ended June 30, 2001 compared to eight races in the same period in the prior year. This decrease was partially offset by annual escalation of sanction fees and a different mix of race venues, with a higher paying race exchanged for a lower paying race in the six months of 2001 when compared to the same period in the prior year.

     Sponsorship revenue for the six months ended June 30, 2001 was $6.4 million, a decrease of $3.6 million, or 36%, from the same period in the prior year. This decrease was primarily attributable to the loss of guaranteed income from our former sponsor partner.

     Television revenue for the six months ended June 30, 2001 was $1.8 million, a decrease of $189,000, or 9%, from the same period in the prior year. This decrease was primarily due to seven events taking place in the six months ended June 30, 2001 compared to eight events in the same period in the prior year.

     Engine leases, rebuilds and wheel sales for the six months ended June 30, 2001 was $583,000, a decrease of $504,000, or 46%, from the same period in the prior year. This decrease was primarily the result of having fewer Indy Lights entries in the six months ended June 30, 2001 compared to the same period in the prior year.

     Other revenue for the six months ended June 30, 2001 was $1.5 million, a decrease of $907,000, or 38%, from the same period in the prior year. This decrease was partially attributable to a decrease in royalty revenue for the six months ended June 30, 2001 when compared to the same period in the prior year and a decrease in entry fees from our two support series due to fewer entries in the six months ended June 30, 2001 when compared to the same period in the prior year. This decrease was also partially attributable to certain non-recurring revenue in the first six months of 2000 that was not received in the first six months of 2001.

     EXPENSES. Total expenses for the six months ended June 30, 2001 were $23.9 million, an increase of $530,000, or 2%, from the same period in the prior year. This increase was due to an increase in administrative and indirect expenses and race expenses, partially offset by a decrease in race distributions, cost of engine rebuilds and wheel sales and severance expense as described below.

     Race distributions for the six months ended June 30, 2001 were $5.4 million, a decrease of $651,000, or 11%, from the same period in the prior year. This decrease was primarily due to seven races being held in the six months ended June 30, 2001 compared to eight races in the same period in the prior year.

     Race expenses for the six months ended June 30, 2001 were $4.6 million, an increase of $351,000, or 8%, from the same period in the prior year. This increase is primarily due to added personnel, travel and operating expenses in our race departments.

     Cost of engine rebuilds and wheel sales for the six months ended June 30, 2001 was $214,000, a decrease of $166,000, or 44%, from the same period in the prior year. This decrease is due to decreased engine rebuilds as noted above.

     Administrative and indirect expenses for the six months ended June 30, 2001 were $13.0 million, an increase of $784,000,, or 6%, from the same period in the prior year. This increase was primarily attributable to an increased investment in strategic planning, personnel and marketing and advertising expenditures that are focused on building our strategic plan and branding awareness. This increase was partially offset by a decrease in severance payments made under severance agreements with former employees. The increase was also partially offset by a decrease in operating expenses and personnel due to the consolidation of our Atlanta licensed product office into our headquarters in Troy, Michigan at the end of 2000.

     Depreciation and amortization for the six months ended June 30, 2001 was $804,000, compared to depreciation and amortization of $592,000 for the same period in the prior year.

     OPERATING INCOME. Operating income for the six months ended June 30, 2001 was $2.3 million, a decrease of $7.1 million from the same period in the prior year.

     INTEREST INCOME (NET). Interest income (net) for the six months ended June 30, 2001 was $3.9 million, an increase of $647,000, or 20%, from the same period in the prior year. This is primarily due to reinvestment of cash flows from operations.

     INCOME BEFORE INCOME TAXES. Income before income taxes for the six months ended June 30, 2001 was $6.2 million, compared to income before income taxes of $12.7 million for the same period in the prior year.

     INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2001 was $2.2 million, compared to an income tax expense of $4.5 million for the same period in the prior year.

     NET INCOME. Net income for the six months ended June 30, 2001 was $4.0 million compared to net income of $8.1 million for the same period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     We have relied on the proceeds from our initial public offering and cash flow from operations to finance working capital, investments and capital expenditures during the past year.

     We have a $1.5 million revolving line of credit with a commercial bank. As of June 30, 2001, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

     Our cash balance on June 30, 2001 was $46.2 million, a net increase of $26.7 million from December 31, 2000. This increase was primarily the result of net cash provided by operations of $24.4 million and net cash provided by investing activities of $11.0 million, which was offset by net cash used in financing activities of $8.8 million.

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

     We have also implemented a stock repurchase program that was authorized by our Board of Directors in April 2001. The program allows us to repurchase up to
2.5 million shares of our outstanding stock, of which 585,900 shares have been repurchased in the market for an aggregate of $8.8 million through June 30, 2001. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

     Subsequent to year end, we canceled the 2001 race in Brazil due to default of our agreement by the City of Rio de Janeiro. The note receivable from our Brazilian promoter was to be repaid in equal annual installments over the life of the sanction agreement. Due to the uncertainty of future races in Brazil, a letter of credit was received from the Brazilian promoter to secure payment of the remaining balance of the note receivable by May 15, 2001. We received payment for the entire note receivable in May 2001.

     We are continuing our efforts to define our long-term strategic plan. We expect to finalize the strategic plan by the end of this year, and immediately thereafter, we will begin implementation of the plan. As a part of this strategic plan, we may increase our expenditures for marketing and infrastructure, and may make other expenditures in furtherance of our objectives under the plan. As a part of developing our long-term strategic plan, we are also analyzing our ladder system, and each of our development series. This in-depth analysis is expected to be complete by the end of this year and will result in the reorganization of the Dayton Indy Lights Championship and/or the Toyota Atlantics Championship.

     As we have previously reported, we are parties to several lawsuits. We cannot predict the outcome of the litigation, and at this time, management is unable to estimate the impact that ultimate resolution of these matters may have on the Company's financial position or future results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical information contained in this Form 10-Q, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The following factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

     -    competition in the sports and entertainment industry
     -    participation by race teams
     -    continued industry sponsorship
     -    regulation of tobacco and alcohol advertising and sponsorship
     -    competition by the Indy Racing League
     -    liability for personal injuries
     -    negotiation of television contract
     -    renewal of sanction agreements

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At June 30, 2001, our investments consisted of corporate bonds, U.S. Agency issues, and repurchase agreements. The weighted average maturity of our portfolio is 170 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          On February 28, 2001, the Company filed a lawsuit against ISL Marketing AG ("ISL) in the Circuit Court for the County of Oakland, State of Michigan. The lawsuit alleges fraudulent inducement, breach of agreement and failure to pay more than $6 million due the Company. In April 2001, ISL filed a counterclaim seeking damages in excess of $150 million, plus punitive damages in unspecified amount, interest and attorney fees. The Company believes the allegations are without merit and intends to vigorously pursue its case against, and defend itself against the claims made by ISL. In June 2001, ISL was declared bankrupt by the Swiss courts. The Company will continue to pursue its claim under Swiss bankruptcy laws.

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

Item 6.   Exhibits and Reports on Form 8-K.

  (a)  Exhibits

          We were not required to file any exhibits for the three months ended June 30, 2001.

  (b)  Reports on Form 8-K.

          We were not required to file a Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHAMPIONSHIP AUTO RACING TEAMS, INC.



   Date:   August 8, 2001              By:  /s/  Thomas L. Carter
           --------------                 ---------------------------------
                                          Thomas L. Carter
                                          Chief Financial Officer