Form 10-Q
period 2001-09-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2001-11-14
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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
Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                14,718,134 SHARES
         ----------------------------                -----------------
                   CLASS                     OUTSTANDING AT NOVEMBER 1, 2001



                         This report contains 20 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                                               PAGE

         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                         Consolidated Balance Sheets as of September 30, 2001 and
                         December 31, 2000                                                                     3

                         Consolidated Statements of Income (Loss) for the Three and Nine Months
                         Ended September 30, 2001 and 2000                                                     4

                         Consolidated Statement of Stockholders' Equity for the Nine Months
                         Ended September 30, 2001                                                              5

                         Consolidated Statements of Cash Flows for the Nine Months Ended
                         September 30, 2001 and 2000                                                           6

                         Notes to Consolidated Financial Statements                                            7

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            12

         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                                                 18
                     ABOUT MARKET RISKS

PART II - OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS                                                                        19

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                         19

         SIGNATURES                                                                                           20

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                                                    ------------------  -----------------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                              $ 40,043          $ 19,504
   Short-term investments                                                                   95,062            98,206
   Accounts receivable (net of allowance for doubtful accounts of $7,262 and
      $6,539 at September 30, 2001 and December 31, 2000, respectively)                      5,329             5,578
   Current portion of notes receivable                                                         116             2,535
   Inventory                                                                                   136               151
   Prepaid expenses                                                                            712               567
   Deferred income taxes                                                                     6,752             2,485
                                                                                          --------          --------
      Total current assets                                                                 148,150           129,026
NOTES RECEIVABLE                                                                               103               147
PROPERTY AND EQUIPMENT- Net                                                                  4,894             7,327
GOODWILL (net of accumulated amortization of $123 and $493
   at September 30, 2001 and December 31, 2000, respectively)                                1,481             7,248
OTHER ASSETS (net of accumulated amortization of $109 and $88
     at September 30, 2001 and December 31, 2000, respectively)                                334               353
                                                                                          --------          --------
TOTAL ASSETS                                                                              $154,962          $144,101
                                                                                          ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                       $  2,877          $  1,975
   Accrued liabilities:
      Race expenses and point awards                                                         2,549              --
      Royalties                                                                                186               162
      Payroll                                                                                1,573             1,571
      Taxes                                                                                  5,220               819
      Litigation                                                                             5,000              --
      Other                                                                                  4,738             1,316
   Deferred revenue                                                                          9,916             2,452
   Deposits                                                                                   --                 778
                                                                                          --------          --------
      Total current liabilities                                                             32,059             9,073
DEFERRED INCOME TAXES                                                                        1,352             1,134
COMMITMENTS AND CONTINGENCIES (NOTE 7)                                                        --                --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding at September 30, 2001
      and December 31, 2000                                                                   --                --
   Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 and
      15,765,467 shares issued and outstanding at September 30, 2001
      and December 31, 2000, respectively                                                      147               158
   Additional paid-in capital                                                               87,765           103,130
   Retained earnings                                                                        32,298            29,978

Unrealized gain on investments                                                               1,341               628
                                                                                          --------          --------
         Total stockholders' equity                                                        121,551           133,894
                                                                                          --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $154,962          $144,101
                                                                                          ========          ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                              THREE MONTHS             NINE MONTHS
                                                                           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                            2001         2000        2001         2000
                                                                          --------     --------    --------     --------
REVENUES:
        Sanction fees                                                     $ 21,744     $ 14,611    $ 37,633     $ 31,805
        Sponsorship revenue                                                  3,703        5,754      10,110       15,781
        Television revenue                                                   2,365        2,597       4,204        4,626
        Engine leases, rebuilds and wheel sales                                325          622         908        1,709
        Other revenue                                                        1,422        4,172       2,928        6,585
                                                                          --------     --------    --------     --------
              Total revenues                                                29,559       27,756      55,783       60,506
EXPENSES:
        Race distributions                                                   8,399        6,971      13,760       12,983
        Race expenses                                                        3,227        3,453       7,799        7,674
        Cost of engine rebuilds and wheel sales                                128          237         343          618
        Administrative and indirect expenses (includes
           Severance expense of $257 and $1,453 for the three and nine months ended September 30, 2001, respectively, and $0 and
           $2,758 for the three and nine
           months ended September 30, 2000, respectively)                    9,803        6,568      22,766       18,749
        Asset impairment and strategic charges (Note 5)                      8,548         --         8,548         --
        Litigation expenses (Note 7)                                         3,547         --         3,547         --
        Depreciation and amortization                                          346          316       1,151          907
                                                                          --------     --------    --------     --------
              Total expenses                                                33,998       17,545      57,914       40,931

OPERATING INCOME (LOSS)                                                     (4,439)      10,211      (2,131)      19,575
        Interest income (net)                                                1,761        1,988       5,700        5,281
                                                                          --------     --------    --------     --------
INCOME (LOSS) BEFORE INCOME TAXES                                           (2,678)      12,199       3,569       24,856
        Income tax expense (benefit)                                          (968)       4,429       1,249        8,949
                                                                          --------     --------    --------     --------
NET INCOME (LOSS)                                                         $ (1,710)    $  7,770    $  2,320     $ 15,907
                                                                          ========     ========    ========     ========
EARNINGS (LOSS) PER SHARE:
              BASIC                                                       $  (0.11)    $   0.50    $   0.15     $   1.02
                                                                          ========     ========    ========     ========
              DILUTED                                                     $  (0.11)    $   0.50    $   0.15     $   1.02
                                                                          ========     ========    ========     ========
WEIGHTED AVERAGE SHARES OUSTANDING:
              BASIC                                                         15,141       15,589      15,482       15,588
                                                                          ========     ========    ========     ========
              DILUTED                                                       15,149       15,622      15,485       15,627
                                                                          ========     ========    ========     ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                          COMMON STOCK           ADDITIONAL                 UNREALIZED
                                        -----------------         PAID-IN       RETAINED      GAIN ON    STOCKHOLDERS' COMPREHENSIVE
                                        SHARES      AMOUNT        CAPITAL       EARNINGS    INVESTMENTS     EQUITY       INCOME
                                        ------      ------        -------       --------    -----------     ------       ------
BALANCES, DECEMBER 31, 2000             15,765     $     158     $ 103,130     $  29,978     $     628    $ 133,894
   Net income                             --            --            --           2,320          --          2,320      $   2,320
   Unrealized gain on investments         --            --            --            --             713          713           713
                                                                                                                         ---------
   Comprehensive income                                                                                                  $   3,033
                                                                                                                         =========
   Exercise of options                       7          --             109          --            --            109
   Acquisition and retirement of
      common stock                      (1,054)          (11)      (15,474)                                 (15,485)
                                        ------     ---------     ---------     ---------     ---------    ---------
BALANCES, SEPTEMBER 30, 2001            14,718     $     147     $  87,765     $  32,298     $   1,341    $ 121,551
                                        ======     =========     =========     =========     =========    =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 2001          2000
                                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $   2,320     $  15,907
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                1,151           907
     Net (gain) loss from sale of property and equipment                          1,973           (93)
 Impairment of goodwill                                                           5,628          --
     Deferred income taxes                                                       (4,049)          512
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                      249        (4,208)
           Inventory                                                                 15            44
           Prepaid expenses                                                        (145)         (436)
           Other assets                                                              (2)          103
           Accounts payable                                                         902             5
           Accrued liabilities                                                   15,398         6,463
           Deferred revenue                                                       7,464         5,354
           Deposits                                                                (778)          878
                                                                              ---------     ---------
                   Net cash provided by operating activities                     30,126        25,436

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                    (56,553)     (178,127)
     Proceeds from sale and maturities of investments                            60,410       166,722
     Notes receivable                                                             2,463           495
     Acquisition of property and equipment                                         (616)       (1,914)
     Proceeds from sale of property and equipment                                    86           287
     Acquisition of trademark                                                        (1)          (19)
                                                                              ---------     ---------
                Net cash provided by (used in) investing activities               5,789       (12,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                       109           37
      Repurchase of common stock                                                (15,485)         --
                                                                              ---------     ---------
                Net cash provided by (used in) financing activities             (15,376)           37
                                                                              ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        20,539        12,917
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 19,504         7,216
                                                                              ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  40,043     $  20,133
                                                                              =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
      Cash paid during the period for:
          Income taxes                                                        $     287     $   5,463
                                                                              =========     =========
          Interest                                                            $       6     $     --
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of September 30, 2001 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2001 and 2000.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months and nine months ended September 30, 2001 and 2000 are not indicative of the results to be expected for the year.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams and its wholly-owned subsidiaries - CART , Inc., American Racing Series, Inc., Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

         ACCOUNTING PRONOUNCEMENTS. The Company has adopted Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," effective January 1, 2001. Management has determined that the impact of adoption of SFAS No. 133 on the Company's financial position, results of operations and cash flows is insignificant.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests accounting method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS no. 142 on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived

Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt this statement for the year ending December 31, 2002, and has not determined the impact, if any, that this statement will have on its financial position or results of operations.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 unaudited consolidated financial statements in order for them to conform to the 2001 presentation.

2. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:


GROSS UNREALIZED
(IN THOUSANDS)                   COST    FAIR VALUE    GAIN       LOSS
                                -------  ----------   -------    ------
SEPTEMBER 30, 2001
Corporate bonds                 $ 7,824    $ 7,828    $     4    $ --
U.S. agencies securities         85,897     87,234      1,337      --
                                -------    -------    -------    ------
Total short-term investments    $93,721    $95,062    $ 1,341    $ --
                                =======    =======    =======    ======

DECEMBER 31, 2000
Corporate bonds                 $ 1,502    $ 1,507    $     5    $ --
U.S. agencies securities         96,076     96,699        623      --
                                -------    -------    -------    ------
Total short-term investments    $97,578    $98,206    $   628    $ --
                                =======    =======    =======    ======


         Proceeds from sales of investments were approximately $60.4 million and $166.7 million for the nine months ended September 30, 2001 and 2000, respectively.

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 2001 and December 31, 2000:

                                                     (IN THOUSANDS)
                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2001            2000
                                                --------        --------
               Engines                          $  2,456        $  2,397
               Equipment                           4,685           4,448
               Furniture and fixtures                413             405
               Vehicles                            3,505           3,562
               Other                                 208             230
                                                --------        --------

               Total                              11,267          11,042

               Less accumulated depreciation      (6,373)         (3,715)
                                                --------        --------

               Property and equipment (net)     $  4,894        $  7,327
                                                ========        ========

4. CAPITAL STOCK

         During the nine months ended September 30, 2001, the Company repurchased and retired 1,054,000 shares of its common stock for an aggregate cost of $15.5 million, pursuant to its stock repurchase program authorized by the Board of Directors in April 2001. The program allows the Company to repurchase up to 2.5 million shares of its outstanding common stock from time to time in open market or privately negotiated transactions. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors, and accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

5. ASSET IMPAIRMENT AND STRATEGIC CHARGES

         During the third quarter, the Board of Directors of the Company adopted a formal exit plan with respect to the discontinuance of the Dayton Indy Lights Championship (the "DILC") effective at the conclusion of the 2001 race season. This decision resulted from an in-depth analysis of the Company's development series conducted by management of the Company and Bain & Company, an independent consulting company. The analysis was initiated to determine the future viability of the DILC, operated by American Racing Series, Inc. ("ARS"), a subsidiary of the Company. This analysis included discussions with DILC team owners and employees and discussions with Toyota Atlantics Championship ("TAC") team owners and employees. The TAC is operated by Pro-Motion, Ltd., a subsidiary of the Company. The analysis was completed in July, 2001.

         The Company reviewed the financial and operational performance of the DILC and the TAC. Based upon such analysis, and based upon the information gathered in discussions with team owners and employees, management of the Company concluded that due to the current environment for open-wheel racing in the United States, CART can only support one development series at this level. CART had many discussions with sponsors of the DILC and the TAC and concluded that the support of Toyota with the TAC and the equipment contracts in place for TAC supported the decision to discontinue the DILC at the conclusion of the 2001 race season to focus its support and efforts on one development series.

         During the third quarter of 2001, the Company recorded non-recurring, restructuring charges of $8.5 million related to the formal exit plan for the discontinuance of operations of the DILC. The Company recorded non-recurring charges of $7.6 million related to the impairment of goodwill ($5.6 million) and property and equipment ($2.0 million). The carrying value of the property and equipment that has been impaired primarily relates to engines owned by ARS and used in the DILC. The Company has not identified any potential purchaser of the engines, and does not believe that there is a ready market for such engines.

         The Company also recorded charges of $885,000 resulting from management's expectation of certain expenses following the decision by the Company to discontinue the DILC operations. These charges included provisions for doubtful accounts, severance payments and other settlement charges.


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


                                      THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------
                                      RACING
(Dollars in Thousands)               OPERATIONS     OTHER*       TOTAL
----------------------               ----------     ------       -----

2001
Revenues                              $ 29,468     $     91     $ 29,559
Interest income (net)                    1,756            5        1,761
Depreciation and amortization              322           24          346
Segment loss before income taxes        (2,616)         (62)      (2,678)

2000
Revenues                              $ 27,484     $    272     $ 27,756
Interest income (net)                    1,983            5        1,988
Depreciation and amortization              289           27          316
Segment income before income taxes      12,199         --         12,199


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                              RACING
(Dollars in Thousands)                      OPERATIONS     OTHER*       TOTAL
----------------------                      ----------     ------       -----

2001
Revenues                                     $ 55,511    $    272     $ 55,783
Interest income (net)                           5,685          15        5,700
Depreciation and amortization                   1,078          73        1,151
Segment income (loss) before income taxes       3,587         (18)       3,569

2000
Revenues                                     $ 59,796    $    710     $ 60,506
Interest income (net)                           5,269          12        5,281
Depreciation and amortization                     826          81          907
Segment income (loss) before income taxes      25,047        (191)      24,856


*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

        (Dollars in Thousands)                SEPTEMBER 30,     DECEMBER 31,
        ----------------------                     2001            2000
                                                 --------        --------
          Total assets for reportable segment    $153,929        $143,095
          Other assets                              1,033           1,006
                                                 --------        --------
          Total consolidated assets              $154,962        $144,101
                                                 ========        ========

7.  COMMITMENTS AND CONTINGENCIES

         LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit sought damages in an unspecified amount for negligence, wrongful death and willful and/or reckless conduct. On November 5, 2001, a release signed by Mr. Rodriguez was upheld by the Court and the causes of action for negligence dismissed based on defendants' motion for summary judgment.

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

         The Company intends to continue to vigorously defend itself in each of these lawsuits and does not believe that it is liable for either of these incidents. The Company requires each promoter to indemnify the Company against any liability for personal injuries sustained at such promoter's racing event. In addition, the Company requires each promoter to carry liability insurance, naming the Company as a named insured. The Company also maintains liability insurance to cover racing incidents. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

         On February 28, 2001, the Company filed a lawsuit against ISL Marketing AG ("ISL") in the Circuit Court for the County of Oakland, State of Michigan. The lawsuit alleges fraudulent inducement, breach of agreement and failure to pay more than $6 million due the Company in 2000. In April 2001, ISL filed a counterclaim seeking damages in excess of $150 million, plus punitive damages in an unspecified amount, interest and attorney fees. Management does not believe that the counterclaim filed by ISL has merit. In June 2001, ISL was declared bankrupt by the Swiss courts. The Company will continue to pursue a judgment in the Michigan case and pursue its claim under Swiss bankruptcy laws.

         On April 29, 2001, the Company announced the postponement of the race at Texas Motor Speedway ("TMS"). On May 8, 2001, a complaint for unspecified damages was filed by TMS against the Company and certain Company employees. The suit alleged breach of contract, negligence, fraud and negligent misrepresentation claims. On October 16, 2001 the Company reached a settlement with TMS, including the cancellation of the agreement between the parties and the races in 2001 through 2003. The Company recorded litigation expenses of $3.5 million, including legal and consulting fees. The settlement also included return of the sanction fee relating to the canceled race.

         On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. The Company intends to vigorously defend itself in this lawsuit. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

8. SUBSEQUENT EVENTS

         In November 2001, the Company renewed their title sponsorship agreement with FedEx Corp. ("FedEx") The sponsorship agreement extends FedEx sponsorship of the "FedEx Championship Series" for three years, with an option for a fourth year. The agreement also includes an option for FedEx to terminate the agreement after one year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. During the third quarter ended September 30, 2001, we held nine races: Cleveland, Ohio; Toronto, Ontario; Brooklyn, Michigan; Cicero, Illinois; Lexington, Ohio; Elkhart Lake, Wisconsin; Vancouver, British Columbia; Lausitz, Germany; Colby, England. During the third quarter ended September 30, 2000, we held nine races: Cleveland, Ohio; Toronto, Ontario; Brooklyn, Michigan; Cicero, Illinois; Lexington, Ohio; Elkhart Lake, Wisconsin; Vancouver, British Columbia; Monterey, California; Madison, Illinois. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races affect quarterly results.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         REVENUES. Total revenues for the quarter ended September 30, 2001 were $29.6 million, an increase of $1.8 million, or 7%, from the same period in the prior year. This increase was due to higher sanction fees, partially offset by a decrease in sponsorship revenue, TV revenue, engine leases, rebuilds and wheel sales and other revenue as described below.

         Sanction fees for the quarter ended September 30, 2001 were $21.7 million, an increase of $7.1 million, or 49%, from the same period in the prior year. This was primarily attributable to an annual escalation of sanction fees and a different mix of race venues, with higher paying races exchanged for lower paying races in the third quarter of 2001 when compared to the same period in the prior year.

         Sponsorship revenue for the quarter ended September 30, 2001 was $3.7 million, a decrease of $2.1 million, or 36%, from the same period in the prior year. This decrease was primarily attributable to the loss of guaranteed sponsorship income from our former sponsorship partner.

         Television revenue for the quarter ended September 30, 2001 was $2.4 million, a decrease of $232,000 or 9%, from the same period in the prior year. This decrease was primarily due to advertising revenue received from our TV magazine show "Inside CART" in the third quarter of 2000. The show did not air during the same period in 2001.

         Engine leases, rebuilds and wheel sales revenue for the quarter ended September 30, 2001 was $325,000, a decrease of $297,000, or 48%, from the same period in the prior year. This decrease was primarily the result of conducting four races in the third quarter of 2001 compared to six races in the same period in the prior year and fewer Indy Lights entries in the third quarter of 2001 compared to the same period in the prior year.

         Other revenue for the quarter ended September 30, 2001 was $1.4 million, a decrease of $2.8 million, or 66%, from the same period in the prior year. The decrease was partially attributable to a decrease in royalty revenues and sales from licensed merchandise of $259,000 and a decrease in entry fees and related income from our two support series of $316,000 due to fewer entries and to conducting two fewer Dayton Indy Lights races. In addition, the decrease was partially attributable to certain non-recurring revenue received in the three months ended September 30, 2000 that was not received in the corresponding period in 2001. The non-recurring revenue was from an insurance settlement of $1.4 million (net of expenses) received from Frontier Insurance Company related to settlement of litigation concerning a performance bond that was provided with respect to the Hawaiian Grand Prix, pace car revenues of $382,000, movie rights fees of $200,000, team testing revenue of $143,000, and other miscellaneous income.

         EXPENSES. Total expenses for the quarter ended September 30, 2001 were $34.0 million, an increase of $16.5 million, or 94%, from the same period in the prior year. This increase was attributable to an increase in race distributions, administrative and indirect expenses, litigation expense, and asset impairment and charges, partially offset by a decrease in race expenses and cost of engine rebuilds and wheel sales.

         Race distributions for the quarter ended September 30, 2001 were $8.4 million, an increase of $1.4 million, or 21%, from the same period in the prior year. This increase is primarily due to distributions related to travel reimbursement to teams for our two new European races held in the third quarter 2001 that were not held in the third quarter 2000. This increase was partially offset by having two less Indy Lights races in the third quarter of 2001 compared to the same period in the prior year.

         Race expenses for the quarter ended September 30, 2001 were $3.2 million, a decrease of $226,000, or 7%. The decrease was primarily attributed to a reduction in travel expenses related to certain races held in the third quarter of 2001 when compared to 2000.

         Cost of engine rebuilds and wheel sales for the quarter ended September 30, 2001 was $128,000, a decrease of $109,000 or 46%, from the same period in the prior year. This decrease is due to decreased engine rebuild revenue as noted above.

         Administrative and indirect expenses for the quarter ended September 30, 2001 were $9.8 million, an increase of $3.2 million or 49%, from the same period in the prior year. This increase was partially attributable to European television expense of $1.3 million, $257,000 in severance payments made under severance agreements with former employees, a $500,000 charitable contribution to the September 11th relief funds and an increased investment in strategic planning, personnel and marketing and advertising that are focused on building our strategic plan and branding awareness.

         Asset impairment charges for the quarter ended September 30, 2001 were $8.5 million. There was no corresponding expense from the same period in the prior year. The increase was a result of non-recurring, restructuring charges related to the formal plan for the discontinuance of the Dayton Indy Lights Championship Series.

         Litigation expense for the quarter ended September 30, 2001 was $3.5 million. There was no corresponding expense from the same period in the prior year. The charge was the result of a settlement with the Texas Motor Speedway for the cancellation of a race that was to be held in April 2001.

         Depreciation and amortization for the quarter ended September 30, 2001 was $346,000 compared to depreciation and amortization of $316,000 for the same period in the prior year.

         OPERATING INCOME (LOSS). Operating loss for the quarter ended September 30, 2001 was $4.4 million, a decrease in income of $14.7 million from the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME (NET). Interest income (net) for the quarter ended September 30, 2001 was $1.8 million, a decrease of $227,000 or 11%, from the same period in the prior year. This is primarily due to a decline in market rates.

         INCOME (LOSS) BEFORE INCOME TAXES. Loss before income taxes for the quarter ended September 30, 2001 was $2.7 million, compared to income before income taxes of $12.2 million from the same period in the prior year.

         INCOME TAX EXPENSE (BENEFIT). Income tax benefit for the quarter ended September 30, 2001 was $968,000, compared to an income tax expense of $4.4 million for the corresponding period in the prior year.

         NET INCOME (LOSS). Net loss for the quarter ended September 30, 2001 was $1.7 million, compared to net income of $7.8 million for the corresponding period in the prior year as a result of the factors described above.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         REVENUES. Total revenues for the nine months ended September 30, 2001 were $55.8 million, a decrease of $4.7 million, or 8%, from the same period in the prior year. This decrease was due to lower sponsorship revenue, TV revenue, engine leases, rebuilds and wheel sales and other revenue, partially offset by an increase in sanction fees, as described below.

         Sanction fees for the nine months ended September 30, 2001 were $37.6 million, an increase of $5.8 million, or 18%, from the same period in the prior year. This increase was primarily attributed to an annual escalation of sanction fees and a different mix of race venues, with higher paying races exchanged for lower paying races in the nine months of 2001 when compared to the same period in the prior year, partially offset by conducting sixteen races in the nine months ended September 30, 2001 compared to seventeen races in the comparable period in the prior year.

         Sponsorship revenue for the nine months ended September 30, 2001 was $10.1 million, a decrease of $5.7 million, or 36%, from the same period in the prior year. This decrease was primarily attributable to the loss of guaranteed income from our former sponsor partner.

         Television revenue for the nine months ended September 30, 2001 was $4.2 million, a decrease of $422,000 or 9%, from the same period in the prior year. This decrease was primarily due to sixteen events taking place in the nine months ended September 30, 2001 compared to seventeen events in the same period in the prior year and a decrease in advertising revenue received from our TV magazine show "Inside CART". The show did not air in 2001.

         Engine leases, rebuilds and wheel sales for the nine months ended September 30, 2001 was $908,000, a decrease of $801,000, or 47%, from the same period in the prior year. This decrease was primarily the result of having fewer Indy Lights entries in the nine months ended September 30, 2001 compared to the same period in the prior year.

         Other revenue for the nine months ended September 30, 2001 was $2.9 million, a decrease of $3.7 million, or 56%, from the same period in the prior year. The decrease was partially attributable to a decrease in royalty revenues and sales from licensed merchandise of $694,000 and a decrease in entry fees and related income from our two support series of $452,000, due to fewer entries and to conducting one less race for each of our support series in the nine months ended September 30, 2001 when compared to the same period in the prior year. In addition, the decrease was partially attributable to certain non-recurring revenue received in the nine months ended September 30, 2000 that was not received in the corresponding period in 2001. The non-recurring revenue was from an insurance settlement of $1.4 million (net of expenses) received from Frontier Insurance Company related to settlement of litigation concerning a performance bond that was provided with respect to the Hawaiian Grand Prix, pace car revenues of $382,000, movie rights fees of $200,000, team testing revenue of $212,000, donation of equipment of $209,000 and other miscellaneous income.

         EXPENSES. Total expenses for the nine months ended September 30, 2001 were $57.9 million, an increase of $17.0 million, or 42%, from the same period in the prior year. This increase was due to an increase in administrative and indirect expenses, asset impairment charges, litigation expense, and race distributions and expenses, partially offset by a decrease in cost of engine rebuilds and wheel sales.

         Race distributions for the nine months ended September 30, 2001 were $13.8 million, an increase of $777,000 or 6%, from the same period in the prior year. This increase was primarily due to distributions related to travel reimbursements to teams for our two new European races held in the nine months ended September 30, 2001, that were not held in the same period in the prior year, partially offset by holding sixteen races in the nine months ended September 30, 2001 compared to seventeen races in the same period in the prior year.

         Race expenses for the nine months ended September 30, 2001 were $7.8 million, an increase of $125,000, or 2%, from the same period in the prior year. This increase is primarily due to added personnel, travel and operating expenses in our race departments, partially offset by holding sixteen races in the nine months ended September 30, 2001 compared to seventeen races in the same period in the prior year.

         Cost of engine rebuilds and wheel sales for the nine months ended September 30, 2001 was $343,000, a decrease of $275,000, or 45%, from the same period in the prior year. This decrease is due to the factors noted above with respect to decreased engine rebuild revenue.

         Administrative and indirect expenses for the nine months ended September 30, 2001 were $22.8 million, an increase of $4.0 million, or 21%, from the same period in the prior year. This increase was primarily attributable to European television expense of $1.3 million, a $500,000 charitable contribution to the September 11th relief funds and an increased investment in strategic planning, personnel and marketing and advertising expenditures that are focused on building our strategic plan and branding awareness. This increase was partially offset by a decrease in severance payments made under severance agreements with former employees. The increase was also partially offset by a decrease in operating expenses and personnel due to the consolidation of our Atlanta licensed product office into our headquarters in Troy, Michigan at the end of 2000.

         Asset impairment charges for the nine months ended September 30, 2001 were $8.5 million. There was no corresponding expense from the same period in the prior year. The increase was a result of non-recurring, restructuring charges related to the formal exit plan for the discontinuance of the Dayton Indy Lights Championship Series as discussed above.

         Litigation expense for the nine months ended September 30, 2001 was $3.5 million. There was no corresponding expense from the same period in the prior year. The charge was the result of a settlement with the Texas Motor Speedway for the cancellation of a race that was to be held in April 2001.

         Depreciation and amortization for the nine months ended September 30, 2001 was $1.2 million, compared to depreciation and amortization of $907,000 for the same period in the prior year.

         OPERATING INCOME (LOSS). Operating loss for the nine months ended September 30, 2001 was $2.1 million, a decrease in income of $21.7 million from the same period in the prior year.

         INTEREST INCOME (NET). Interest income (net) for the nine months ended September 30, 2001 was $5.7 million, an increase of $419,000, or 8%, from the same period in the prior year. This is primarily due to reinvestment of cash flows from operations.

         INCOME BEFORE INCOME TAXES. Income before income taxes for the nine months ended September 30, 2001 was $3.6 million, compared to income before income taxes of $24.9 million for the same period in the prior year.

         INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2001 was $1.2 million, compared to an income tax expense of $8.9 million for the same period in the prior year.

         NET INCOME. Net income for the nine months ended September 30, 2001 was $2.3 million compared to net income of $15.9 million for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from available cash and short-term investments and cash flow from operations to finance working capital, investments and capital expenditures during the past year.

         We have a $1.5 million revolving line of credit with a commercial bank. As of September 30, 2001, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on September 30, 2001 was $40.0 million, a net increase of $20.5 million from December 31, 2000. This increase was primarily the result of net cash provided by operations of $30.1 million and net cash provided by investing activities of $5.8 million, which was offset by net cash used in financing activities of $15.4 million.

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

         We have also implemented a stock repurchase program that was authorized by our Board of Directors in April 2001. The program allows us to repurchase up to 2.5 million shares of our outstanding stock, of which 1,054,000 shares have been repurchased for an aggregate of $15.5 million through September 30, 2001. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

         In August 2001, we announced our long-term strategic plan. We identified six imperatives that will serve as guidelines to grow our business. The six key elements of the strategic initiative focus on:

         - CART's core racing product -"The Most Advanced Form of American Auto Racing"

         -        The highly technical aspects of CART racing

         - Venues which provide CART and its partners with the best opportunity for success

         -        Investing in the awareness and entertainment value of events

         -        Creating and promoting stars

         -        Better serving the sponsor community

         We are currently formulating our tactical plans and approaches so we can begin preparations to execute programs to grow our business. In furtherance of this strategic plan, we have concluded that we need to focus our efforts on building a single top-level development series and that all of our support will be behind the Toyota Atlantic Championship. As a part of our strategic plan, we may increase our expenditures for marketing and infrastructure, and may make other expenditures in furtherance of our objectives under the plan.

         In light of current events and the overall state of the economy, we are uncertain on whether we or our teams will be able to maintain the same levels of sponsorship income that we've reported in the past or secure additional sponsorship. In addition, we are unable to determine what effect these factors will have on our new television package and our ability to sell television advertising for our races. We are also unable to assess what impact a decrease in disposable income will have on our promoters and ultimately, our races.

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

         -        competition in the sports and entertainment industry

         -        participation by race teams

         -        continued industry sponsorship

         -        regulation of tobacco and alcohol advertising and sponsorship

         -        competition by the Indy Racing League

         -        liability for personal injuries

         -        negotiation of television contract

         -        renewal of sanction agreements

         -        participation of suppliers of engines, tires and chassis

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At September 30, 2001, our investments consisted of corporate bonds, U.S. Agency issues, and repurchase agreements. The weighted average maturity of our portfolio is 171 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  On February 28, 2001, the Company filed a lawsuit against ISL Marketing AG ("ISL) in the Circuit Court for the County of Oakland, State of Michigan. The lawsuit alleges fraudulent inducement, breach of agreement and failure to pay more than $6 million due the Company. In April 2001, ISL filed a counterclaim seeking damages in excess of $150 million, plus punitive damages in unspecified amount, interest and attorney fees. The Company believes the allegations are without merit and intends to vigorously pursue its case against, and defend itself against the claims made by ISL. In June 2001, ISL was declared bankrupt by the Swiss courts. The Company will continue to pursue a judgment in the Michigan case and pursue its claim under Swiss bankruptcy laws.

                  On April 29, 2001, the Company announced the postponement of the race at Texas Motor Speedway ("TMS"). On May 8, 2001, a complaint for unspecified damages was filed by TMS against the Company and certain Company employees in the District Court for the County of Denton, State of Texas. The suit alleged breach of contract, negligence, fraud and negligent misrepresentation claims. On October 16, 2001 the Company reached a settlement with TMS, including the cancellation of the agreement between the parties and the races in 2001 through 2003. The Company recorded litigation expenses of $3.5 million, including legal and consulting fees. The settlement also included return of the sanction fee relating to the canceled race.

                  On September 8, 2000, a complaint for damages was filed against the Company by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit sought damages in an unspecified amount for negligence, wrongful death and willful and/or reckless conduct. On November 5, 2001, a release signed by Mr. Rodriguez was upheld by the Court and the causes of action for negligence dismissed based on defendants' motion for summary judgment.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  10.1 Employment Agreement by and between the Company and Joseph F. Heitzler dated as of December 4, 2000, executed August 8, 2001.

(b)      Reports on Form 8-K.

                  We were not required to file a Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHAMPIONSHIP AUTO RACING TEAMS, INC.


   Date:       November 13, 2001          By:     /s/  Thomas L. Carter
               ----------------------             -------------------------
                                                 Thomas L. Carter
                                                 Chief Financial Officer