Form 10-K405
period 2001-12-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2002-04-01
CIK 1051825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

On March 25, 2002 the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $181,280,092 based on a closing sales price on the NYSE of $14.35 per share.

At March 25, 2002, the Registrant had 14,718,134 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report.

                           FORM 10-K TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I
Item 1.           Business.................................................................................   4
Item 2.           Properties...............................................................................  23
Item 3.           Legal Proceedings........................................................................  24
Item 4.           Submission of Matters to a Vote of Security Holders......................................  25

PART II
Item 5.           Market of the Registrant's Common Equity and Related Stockholder Matters.................  26
Item 6.           Selected Consolidated Financial Data.....................................................  27
Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operation............................................................  29
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...............................  42
Item 8.           Financial Statements and Supplementary Data..............................................  42
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure...........................................................   42

PART III
Item 10.          Directors and Executive Officers of the Registrant......................................   43
Item 11.          Executive Compensation..................................................................   43
Item 12.          Security Ownership of Certain Beneficial Owners and Management..........................   43
Item 13.          Certain Relationships and Related Transactions..........................................   43

PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................   44


SIGNATURES

                                     PART I

ITEM 1: BUSINESS


INTRODUCTION

         We own, operate and sanction the premier open-wheel motorsports series in North America-the CART FedEx Championship. We are responsible for organizing, marketing and staging each of the races in the CART Championship. With speeds of up to 240 miles per hour, CART open-wheel racing is the fastest form of closed-circuit auto racing available to motorsports audiences, providing intense excitement and competition. We also own and sanction the Toyota Atlantic Championship, a development series for the CART Championship.

         The drivers and racing teams participating in CART racing events are among the most recognized names in motorsports, with marquee drivers including:

         -     Michael Andretti
         -     Adrian Fernandez
         -     Christian Fittipaldi
         -     Dario Franchitti
         -     Paul Tracy
         -     Jimmy Vasser
         The excitement and competition of CART racing also attracts well-known racing legends, business leaders and sports and entertainment personalities as team owners including:

         -     Chip Ganassi
         -     Carl Haas
         -     David Letterman
         -     Bruce McCaw
         -     Paul Newman
         -     U.E. "Pat" Patrick
         -     Bobby Rahal

         Major sponsors of the CART Championship include:

         -     Federal Express, Title Sponsor
         -     Worldcom
         -     Simple Green
         -     Honda
         -     Craftsman
         -     Motorola

In addition, other Fortune 500 companies sponsor particular race teams and events.

         Open-wheel racing is the oldest continually scheduled motorsports competition in the world, tracing its history to 1904. The 2002 CART Championship is expected to include 20 races staged in seven countries:

         -     Australia
         -     Canada
         -     England

         -     Germany
         -     Japan
         -     Mexico
         -     United States

         We conduct our races on four different types of tracks, requiring teams and drivers competing for the CART Championship to employ a variety of skills to master different courses. Each race weekend in the CART Championship is an "event" offering spectators the opportunity to enjoy a CART race, as well as a full weekend of motorsports related entertainment. Most of our events include additional races, such as events in the Toyota Atlantic Championship and the Barber Dodge Pro Series, practice and qualifying rounds for all racing events and automotive and general entertainment demonstrations and displays. Race weekends provide corporate sponsors and other businesses the opportunity to entertain their customers and employees through hospitality areas and other activities.

         Historically, we derived our revenues from three primary sources:

         -     sanction fees paid by track promoters
         -     corporate sponsorship fees
         -     television revenues

         Beginning in 2002, we will be "co-promoting" certain events and will receive a share of the net income from these events which will be included in our sanction fees. We will also be self-promoting at least one of our races. We will report these revenues as "Race Promotion Revenues," and expenses for those events we promote will be reported as "Race Promotion Expenses."

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

RISK FACTORS

         SUBSTANTIAL COMPETITION - OUR RACING EVENTS FACE INTENSE COMPETITION FOR ATTENDANCE, TELEVISION VIEWERSHIP AND SPONSORSHIP. Our industry is highly competitive. We cannot assure you that we will be able to maintain or improve our market position. Our racing events compete with other events for television viewership, attendance and sponsorship funding. Our racing events compete with racing events sanctioned by other racing bodies, including:

         -     Formula One
         -     National Association of Stock Car Automobile Racing ("NASCAR")
         -     Indy Racing League ("IRL")
         -     National Hot Rod Association ("NHRA")
         -     Sports Car Club of America ("SCCA")
         -     International Motor Sports Association ("IMSA")

In addition, our racing events compete with other sports, entertainment and recreational events, including:

         -     Football
         -     Basketball
         -     Baseball

         -     Golf

         RELIANCE ON PARTICIPATION BY TEAMS - OUR FUTURE SUCCESS IS DEPENDENT UPON THE CONTINUED PARTICIPATION OF RACING TEAMS IN CART-SANCTIONED RACE EVENTS. If teams that currently participate in our events terminate their participation, then that could adversely affect our financial and business results. Our sanction agreements with promoters require a minimum number of cars in a particular CART-sanctioned race event. Certain of these agreements require a minimum of 20 cars, and if less than 20 cars will participate, then the promoter may have the right to cancel the event or reduce the sanction fee. We had 20 race cars participate in the 2002 season opening event in Monterrey, Mexico.

         The teams participating in our events derive substantially all of their funding for race operations from their sponsors. Generally, team sponsors measure advertising exposure to determine future sponsorship commitments. A decrease in our attendance or television viewership could adversely affect the level of funding by some team sponsors. In 2002, most of our events will be televised domestically on the Speed Channel, which reaches fewer homes than our television broadcast partner in 2001. This could adversely affect our domestic television viewership and may affect a team's ability to attract or retain a sponsor. If sponsorship revenues are not available to teams, then those teams may not have the necessary funding to participate in our events. In addition, teams may elect to participate in a competing series rather than CART. We can not assure you that the current race teams will participate in future events.

         RELIANCE ON INDUSTRY SPONSORSHIPS - A SIGNIFICANT DECLINE IN SPONSORSHIP, PROMOTION AND ADVERTISING DOLLARS AVAILABLE TO US, OUR RACE PROMOTERS AND THE RACING TEAMS PARTICIPATING IN OUR EVENTS IN THE FUTURE COULD ADVERSELY AFFECT OUR FINANCIAL AND BUSINESS RESULTS. We generate significant revenue each year from the sponsorship, promotion and advertising of various companies and their products. The revenue generated from such sponsorship, promotion and advertising substantially depends upon the level of advertising expenditures by sponsors or prospective sponsors. The level of advertising expenditures depends in part on the financial condition of such companies and the availability and cost of alternative promotional outlets. It also depends on their perception of the benefits of using us, our events or race teams as an advertising medium. Television viewership, spectator attendance and race venues for our events significantly impact the advertising and promotional value to sponsors. The economic slowdown over the past 18 months has had a negative effect on our ability to attract new sponsors and renew existing sponsors at increased events.

         RELIANCE ON PARTICIPATION BY SUPPLIERS - WITHOUT THE PARTICIPATION OF SUPPLIERS IN PROVIDING ENGINES, CHASSIS AND TIRES, WE MAY NOT BE ABLE TO CONTINUE SOME OF OUR RACING SERIES. We are dependent upon the continued participation of suppliers of engines, tires and chassis to teams competing in our events. The engines and tires for our race cars are designed specifically for our racing. In 2001, only one tire manufacturer supplied tires to competitors in the CART Championship, and we will have one tire manufacturer in 2002. We had three major engine manufacturers in 2001, and will have three major engine manufacturers in 2002. Two of the engine manufacturers have stated that they will not participate in CART in 2003. We believe that the costs to some industry suppliers are greater than the revenues generated from the sale or lease of such products, and therefore, they must derive advertising or technical benefits from such participation.

         For the years 2003 through 2006, we have adopted a new engine specification for the CART FedEx Championship Series. The competitors will use a
3.5 liter normally aspirated engine which will replace the turbo-charged engines now being used. Although we are in discussions with several engine manufacturers to provide engines beginning in 2003, we cannot assure you that an agreement will be reached or the timing of those agreements. Historically, the engine manufacturers have provided monetary incentives to teams that use their engines. It is not anticipated that these benefits will be available in 2003, and this will increase the costs to the teams which could result in teams not having sufficient funding to compete in 2003.

         RELIANCE ON EVENT PROMOTERS -- WE DERIVE A SUBSTANTIAL PORTION OF OUR TOTAL REVENUES FROM SANCTION FEES WHICH ARE PAID TO US BY PROMOTERS. If several promoters incur financial losses or restrictions that prohibit future events from taking place or if such promoters elect not to promote our events in the future, we believe this could adversely affect our financial and business results. For 2002, we have restructured our sanction fees with several promoters to share the risks and rewards.

         CO-PROMOTED AND CART PROMOTED EVENTS -- WE ARE TAKING A PARTNERSHIP ROLE AND/OR WILL BE THE PROMOTER OF CERTAIN EVENTS AND WE HAVE LIMITED EXPERIENCE IN SUCH A ROLE. The events are dependent on the sale of tickets, sponsorship, hospitality, signage and other commercial rights associated with the event, for its financial success. Although we have limited previous experience in promoting events, certain members of our senior management team have extensive experience in promoting race events. If we fail to promote or co-promote these events effectively or if we experience adverse weather conditions during the event weekend, then this could have an adverse affect on our financial and business results because our sanction fees have been decreased or replaced with a revenue sharing arrangement.

         NEW RACE VENUES - WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW RACE VENUES AND EXTEND OR RENEW CURRENT VENUES. The 2002 CART Championship will include four races at new venues and three of such events will be on newly constructed or renovated tracks. Our operational success depends upon the success of our racing events. If these new events and new venues are not successfully implemented, then our financial and business results will be adversely affected. In addition, our agreements with track promoters at two venues will expire in 2002. We will either need to negotiate terms for renewal of contracts for future races at these venues or find alternative venues for our races in the future.

         TELEVISION CONTRACTS - We have entered into television contracts with Fox, Speed Channel and CBS to air our races. Speed Channel will produce and distribute the races to be shown on their network at their cost along with support programming consisting of practice, qualifying, pre-race and a "This Week in CART" show. Speed Channel will retain the advertising inventory. The agreement with CBS and Fox calls for us to purchase the air-time and produce the show at our expense, and we will retain the advertising inventory. If we are not successful in selling the advertising for the CBS and Fox shows, it will adversely affect our financial results.

         LIMITATIONS ON SPONSORSHIP - THE LOSS OF MOTORSPORTS INDUSTRY SPONSORSHIPS FROM TOBACCO AND ALCOHOL COMPANIES COULD HAVE ADVERSE EFFECTS ON US. Governmental authorities in many countries regulate advertising by companies in the alcohol and tobacco industries. Companies involved in these industries have been significant sponsors of race teams, racing series and events. Governmental authorities have taken steps to further restrict sponsorship by tobacco companies. We do not derive significant sponsorship revenue from the tobacco and alcohol industries, but certain of the race teams participating in our events derive a substantial portion of their operating revenues from such industry sponsors. In addition, several of our race events are sponsored in part by companies in the tobacco or alcohol industries, with such sponsorship fees paid to the track promoters. One of the major tobacco sponsors has determined to advertise in the IRL rather than CART and therefore will not sponsor a team or advertise at our tracks in 2002. If these race teams and track promoters lose sponsorship fees from tobacco or alcohol industry sponsors without locating another sponsor, then we could lose that team as a participant or that promoter, and it could adversely affect our financial and business results.

         In 1998, Phillip Morris, Brown & Williamson, Lorillard, R.J. Reynolds and the Liggett Group entered into a settlement agreement with 46 states and the District of Columbia (collectively, the "States"). The settlement agreement restricts tobacco product advertising and marketing within the States. Among other restrictions, the settlement agreement:

         - prohibits tobacco product brand name sponsorship of concerts, events in which the intended audience is comprised of a significant percentage of youth under age 18, events in which any paid participants or contestants are youths, or any athletic event between opposing teams in any football, basketball, baseball, soccer or hockey league; and

         - limits each participating manufacturer to one tobacco product brand name sponsorship in one series during any twelve-month period.

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

         EXPANSION - WE HAVE A LIMITED ABILITY TO EXPAND OUR RACE SCHEDULE. Expansion of the number of races we stage each year will require additional personnel and resolution of logistical issues such as transportation and availability of equipment as well as increased costs to our teams. Our ability to expand the race schedule will also be limited by the availability of funding and equipment to teams for participation in additional events and by the teams' willingness to participate in an expanded schedule.

         WEATHER - BAD WEATHER COULD ADVERSELY AFFECT US. Poor weather conditions could have a negative affect on us. Weather conditions affect fan attendance, which can affect venues where we act as a co-promoter. In addition, we can not run our race cars on oval tracks that are wet and delays or cancellation of events due to inclement weather could also have a negative financial impact on our operations.

         INDIANAPOLIS 500 - LIMITED PARTICIPATION BY CART TEAMS AND DRIVERS IN THE INDIANAPOLIS 500 COULD HAVE AN ADVERSE EFFECT. The IRL was formed in 1995 as a rival open-wheel racing league to compete directly with us. The IRL was founded by affiliates of the Indianapolis Motor Speedway. Since the creation of the IRL and certain rule changes at the Indianapolis 500, many of the CART teams and drivers have not competed at the Indianapolis 500. In 2000 and 2001, two and six CART drivers, respectively, participated in the Indianapolis 500.

         The Indianapolis 500 is a major racing event in the United States. It draws substantial television viewership. For these reasons, many companies that sponsored race teams historically regarded an involvement at the Indianapolis 500 as being an extremely important part of their sponsorship. Corporations have spent a considerable sum of money to sponsor racing teams participating at the Indianapolis 500 and for advertising and promotions for such sponsorship. We are unable to predict what effect the continued limited participation by our teams at the Indianapolis 500 will have on our financial and business results.

         GROWTH STRATEGY - WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY. A factor in our growth strategy is to stage races in the largest markets domestically and internationally. These races may be in partnership with experienced race promoters and may also be owned and promoted by us. We cannot assure you that we will be able to find suitable partners and/or venues in which to stage races in the markets we desire to be in. Our ability to manage our future growth and to successfully implement this growth strategy could require enhanced operational, financial and management systems. In addition, we will need to successfully hire, train, retain and motivate additional employees. If we fail to manage our growth effectively, then this could have an adverse affect on our financial and business results.

         LIABILITY FOR RACING-RELATED INCIDENTS - WE FACE THE INHERENT RISKS AND EXPOSURE TO CLAIMS IN THE EVENT THAT SOMEONE IS INJURED AT A CART-SANCTIONED EVENT. Racing events can be dangerous to participants and spectators. We have and will continue to have liability insurance to cover past and any future racing incidents. There is no assurance, however, that the insurance will be adequate or available at all times and in all circumstances. We are also indemnified by track promoters for racing incidents and obtain waivers from those participating in our events. To the extent not covered by insurance, any claims and associated expenses related to prior racing incidents could adversely affect our financial and business results. In addition, any claims and associated expenses related to future potential racing incidents, to the extent not covered by insurance, could adversely affect our financial and business results.

         In 1999, two of our drivers died in racing related incidents. In 2000, we were named as defendants in lawsuits filed by representatives of each of the drivers. For additional information, you should read Item 3: Legal Proceedings.

         CONFLICTS - SOME OF OUR CURRENT STOCKHOLDERS AND DIRECTORS HAVE CONFLICTS OF INTEREST. Some of our current stockholders and directors are affiliated with a race team that participates in the CART Championship. These factors result in an inherent conflict of interest for certain matters to be considered by the stockholders or directors. In addition, some of our stockholders and directors either control or are affiliated with others who control racing venues which stage CART and other racing events. Therefore, a conflict of interest may arise when we determine the location and dates of CART events and the amount of sanction fees paid. Under Delaware law, all directors owe a fiduciary duty to our stockholders.

         INTERIM RESULTS - OUR QUARTERLY RESULTS ARE SUBJECT TO FLUCTUATION AND SEASONALITY AS A RESULT OF THE SCHEDULING OF OUR RACES. Historically, our revenues are higher in the second and third quarters of the year due to the number of races that we stage in those quarters. The scheduling of any race in the CART Championship can significantly affect our quarterly results of operations when compared to a previous quarter, if races are scheduled during different quarters from year to year. You may be unable to usefully compare our results in one quarter to our results in a prior period due to these timing differences. This may affect your ability to analyze our results on a quarterly basis and could also affect the market price of our stock. You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results" for a discussion of our quarterly results.

INDUSTRY OVERVIEW

         TYPES OF AUTO RACING. Auto racing consists of several distinct categories, each with its own organizing body and racing events.
Internationally, the most recognized form of auto racing is open-wheel racing, utilizing an aerodynamically designed chassis and technologically advanced equipment. The most established open-wheel racing series are:

         -     Formula One
         -     CART Championship
         -     IRL
         -     Formula 3000
         -     Toyota Atlantic Championship

         - FORMULA ONE. The Formula One World Championship was founded in 1950.

         The Federation Internationale de L'Automobile ("FIA") sanctions Formula One World Championship events consisting of open-wheel races on road courses in Europe, South America, Asia, United States of America, Canada and Australia. The 2002 season will include 17 races. The 2001 Formula One calendar included 17 events.

         - CART. The CART Championship started in 1978 and is the premier open-wheel motorsports series in North America. The CART Championship is sanctioned by CART, and we anticipate sanctioning 20 races this year. The 2001 season included 20 races. CART events are staged on four different types of tracks:

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

         - IRL. The IRL was formed as a rival United States open-wheel racing series, competing with CART and began racing in 1996. The IRL sanctions its own events. The IRL's events are staged solely on oval courses and will include 15 races this year, including the Indianapolis
         500. The IRL's 2001 season consisted of 14 races, including the Indianapolis 500.

         - FORMULA 3000. The FIA sanctions the International Formula 3000 Championship. The 2001 championship season covered Europe and South America between March and September in a twelve race series. The 2002 championship season will cover Europe and South America between March and September in a twelve race series. Success in Formula 3000 has been the stepping stone for many drivers into Formula One.

         - TOYOTA ATLANTIC CHAMPIONSHIP. We also sanction the Toyota Atlantic Championship. The Toyota Atlantic Championship is also a stepping stone to a career in international motorsports competition. The 2001 Toyota Atlantic Championship consisted of 12 races in the United States and Canada. The 2002 Toyota Atlantic Championship will consist of 12 races in the United States, Canada and Mexico, with 11 events held in conjunction with CART events, and one race as a stand alone event.

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

                  - NASCAR. Professional stock car racing developed in the Southeastern United States in the 1930's, and NASCAR has been influential in the growth and development of the sport. NASCAR is the most recognized sanctioning body of professional stock car racing in North America, sanctioning the Winston Cup and Busch Grand National stock car race series. The 2001 Winston Cup and Busch Grand National race series included 39 and 33 races, respectively; all of which were held in the United States. The 2002 Winston Cup and Busch Grand National race series will include 39 and 34 races, respectively, all in the United States.

                  - Other Sanctioning Bodies. Sports car races are held on road courses and temporary street circuits throughout the United States and are sanctioned by SCCA and IMSA. The NHRA sanctions drag races in the United States. The Automobile Racing Club of America ("ARCA") sanctions stock car races that are less prominent than those sanctioned by NASCAR.

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

         PARTICIPANTS.  The primary participants in motorsports are:

         -     spectators
         -     corporate sponsors
         -     track owners/race promoters
         -     drivers
         -     team owners
         -     sanctioning bodies

         SPECTATORS. After soccer, motorsports is the most watched sport worldwide. Motorsports is among the fastest growing spectator sports in the United States. During 2001, approximately 2.6 million people attended CART events. CART races were also televised in 215 countries in 2001.

         CORPORATE SPONSORS. Corporate sponsors are drawn to motorsports by the large number of spectators and television viewers and their attractive demographics. Corporate sponsors are active in all phases of the industry. We believe that the demographic profile of our spectator base has considerable appeal to sponsors, track owners, and advertisers. The mean household income of our spectators is estimated to be $61,400, compared to $47,600 for an average United States household. We believe that the spectators are loyal to motorsports and to its corporate sponsors. In addition to sponsoring the various racing series, corporate sponsors support drivers and teams by funding certain costs of their operations and race promoters and track owners by sponsoring and promoting specific events. In return, corporate sponsors receive advertising exposure on television and radio, through newspapers and in printed materials. Corporate sponsors also receive advertising, promotional and hospitality benefits at the track during the race weekend. Finally, corporate sponsors benefit from the attractive values of the high-speed, high technology competition that we provide. These values can be used to add new values and points of difference to each sponsor's brands. Companies negotiate sponsorship arrangements based on factors including a series' or event's audience size, spectator demographics and a team's racing success.

         TRACK OWNERS/RACE PROMOTERS. Race promoters, which include track owners, government organizations and other groups, pay a fee to have an event sanctioned at their race venue. Race promoters are responsible for the local marketing and promotion of the event, and the expenses related to hosting the event. In 2002, we will be acting as a promoter or co-promoter at certain events. Promoters revenue sources generally include:

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

         SANCTIONING BODIES. Sanctioning bodies, such as us, sanction events at various race venues in exchange for fees from race promoters. Sanctioning bodies are responsible for all aspects of race management necessary to "manufacture" the race event. They are responsible for presenting racing cars, drivers and teams and providing race officials to ensure fair competition, as well as providing the race and series' purses and other prize payments.

         The FIA, based in Geneva, Switzerland, is the worldwide governing body for auto racing, with "national sporting authority" members in more than 100 countries. The FIA's United States national sporting authority is the Automobile Competition Committee of the United States ("ACCUS"). It, in turn, is made up of eight member-sanctioning organizations:

         -     CART
         -     NASCAR
         -     United States Auto Club ("USAC")
         -     IMSA
         -     NHRA
         -     SCCA
         -     IRL
         -     Grand American Road Racing Association ("Grand-Am")

GROWTH STRATEGY

         Our growth strategy is to increase revenues and net income by expanding the worldwide audience for CART racing. We intend to build brand awareness by capitalizing on the thrill and excitement of CART racing as well as our position as a premier open-wheel racing series. We believe that these factors will provide us with opportunities for increased overall:

         -     profits from co-promoted and CART promoted events
         -     sanction fees
         -     corporate sponsorship fees
         -     television revenues

We intend to implement our growth strategy by:

                  - PROMOTING OUR OWN EVENTS AND PARTNERING WITH EXPERIENCED PROMOTERS FOR CERTAIN EVENTS. We intend to use the talent and experience of our key personnel to promote our own events. We intend to set the standard for promotion of CART sanctioned events and participate in the potential net income from such successful events.

                  We will partner with promoters who have shown a history of success in promoting major motorsport events. This partnership will allow the promoter and us to leverage our talents to hold a successful event.

                  - INCREASING MARKET PENETRATION IN THE UNITED STATES. Our management continues to explore additional opportunities to develop our race schedule around other key markets in the United States. Because our races are conducted on superspeedways, ovals, temporary street courses and permanent road courses, we believe we have great flexibility in selecting future race venues. In 2002, we will conduct an inaugural event in Denver, Colorado. It is expected that CART will return to the streets of Miami, Florida where it conducted a successful street race in 1995.

                  - EXPAND INTERNATIONAL PRESENCE. We believe that the world market for motorsports is predisposed to CART's style of exciting, competitive, open-wheel racing. The CART Championship spanned seven countries on five continents in 2001, with events in the United States, Canada, Australia, Mexico, Germany, England and Japan. In 2002, we will conduct new events in Mexico City, Mexico and Montreal, Canada. We typically receive higher sanction fees from the race promoters of international race events. Our management continues to explore additional opportunities to export our high-value, American racing product throughout the world and to include more international-based sponsors for the CART Championship and our race teams.

                  - EXPAND MEDIA EXPOSURE. We plan to continue to expand our overall television presence on a worldwide basis. With three races in Canada, two in Mexico and one in Germany, England, Japan and Australia and negotiations with an international promotional partner, we believe we have a sound base from which to build.

                  Our new television agreements with Speed Channel, Fox and CBS will significantly increase the number of high quality CART programming hours that will be available to our fans domestically. We will focus on improving the production of our television shows to bring the thrilling action on the tracks to the television screen. In addition, with a portion of our races and support programming appearing on a network dedicated to motorsports, we believe we will be able to better reach the demographics our key constituents have targeted.

                  We have experienced significant growth with our web site CART.com. During 1998, we added E-Commerce and a business section to CART.com. During 2001, our website received 11.5 million visits, up by 17% from 2000.

THE CART ADVANTAGE

The drivers, cars, venues and fans provide us with a world class product for audiences and sponsors.

         THE DRIVERS. The diversity of our drivers adds to our worldwide appeal. In 2001, 24 of the 30 drivers who competed in at least one of our race events were born outside of the United States. In total, these drivers represented 12 different countries. In 2001, the top 6 drivers in the CART Championship represented 5 different countries.

         THE CARS. The cars are developed by two different chassis manufacturers:

         -     Lola
         -     Reynard

For 2002, these high-tech race cars are powered by state-of-the-art engines from:

         -     Ford
         -     Honda
         -     Toyota

Beginning with the 2000 race season, all cars rode on tires provided by Firestone. Starting in 2002, our tires will be provided by Bridgestone.

         THE VENUES. CART races are conducted on four different types of tracks:

         -     superspeedways
         -     ovals
         -     temporary street courses
         -     permanent road courses

The variety of tracks require different set-ups for chassis, engines and tires, requiring drivers and teams to adapt to the various courses.

         THE FANS. The primary means for a fan to interface with the CART Championship is through direct attendance at events or by television viewership. Our spectators are demographically attractive to sponsors and advertisers. They are generally affluent individuals with education and income levels above the U.S. national average. This makes sponsorship of CART, our teams and events an attractive advertising and promotional investment. Our television audience, while closer to the national average for household income, encompasses an above-average proportion of adult males. This is an attractive demographic for advertisers since this age group tends to watch less television than the average American.

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


         Competitive, close racing is the hallmark of CART. In 2001, we tied a series-record 11 different winners, and 19 different drivers finished on the podium. Three drivers collected their first Champ Car victories - Kenny Brack, Scott Dixon and Bruno Junquiera. The 2001 championship was highly contested with the winner not being determined until the second from last race. The victory ultimately went to Gil de Ferran of Marlboro Team Penske.

         Due to changes to equipment specifications, CART teams had generally not competed in the Indianapolis 500 from 1995 through 2000. In 2001, six CART drivers participated in the Indianapolis 500: Gil de Ferran, Helio Castroneves, Bruno Junqueira, Nicolas Minassian, Michael Andretti and Jimmy Vasser. Helio Castroneves won the 2001 Indianapolis 500, with five of our drivers filling the top six places. In 2002, we have elected not to schedule a race during the weekend the Indianapolis 500 is run. We cannot predict the number of our race teams that will participate in the Indianapolis 500 this year. We continue to evaluate opportunities for an accommodation with the Indianapolis Motor Speedway, but we can not assure you that a resolution will be reached or of the timing of any such resolution. We are unable to predict what effect, if any, the continued limited participation by CART teams at the Indianapolis 500 will have on our future results.

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

         Currently, the 20 franchise teams are permitted to designate a member to the Franchise Board. The Franchise Board manages and oversees all racing-related activities and makes all decisions with respect to specifications for engines and chassis, race participation, rules and related matters.


TOYOTA ATLANTIC CHAMPIONSHIP

         In 1998, we acquired 100% of the outstanding common stock of Pro-Motion Agency. Pro-Motion Agency operates the Toyota Atlantic Championship open-wheel series.

         Toyota Atlantic's international flavor is rooted in 29 years of drivers from the United States, Canada, Great Britain, Australia, New Zealand, Asia, Japan, Argentina, Brazil and South Africa.

         The Toyota Atlantic Championship officially began in 1974. The series has a rich 29-year history of providing one of the most recognized stepping stones to a career in international motorsports competition. Notable racers such as Bobby Rahal and Danny Sullivan were the stars in the late 1970's, followed by:

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

         The growth of the series over the past decade and the successes of Toyota Atlantic alumni in professional motorsports have elevated the Toyota Atlantic Championship to the highest levels of prestige and stature within the motorsports industry. On January 17, 2001, Toyota Motor Sales USA, Inc. announced that it had extended its contract with the Toyota Atlantic Championship for three more years, carrying its support through the 2003 season. In addition, the Yokohama Tire Corporation has also extended its sponsorship for the same period of time.

         At certain venues, the series receives a sanction fee from the promoter for staging a Toyota Atlantic event. Other revenue growth can be created through packaged sponsorships with our race series, additional Toyota Atlantic series specific sponsorships and sanction fees.

         Throughout the 2002 twelve-race season, the Toyota Atlantic drivers will contest on a variety of courses in the United States, Canada and Mexico, including 11 races with the CART FedEx Championship, and one stand alone event at the historic Grand Prix Trois-Rivieres in Quebec. As with all CART series, drivers must master racing on ovals, temporary street circuits and permanent road courses. All Toyota Atlantic races are sprint events, between 60-100 miles (100-161 km) long.

SKIP BARBER

         In 2001, we entered into a multi-year agreement with Skip Barber Racing School, Inc. ("Barber"). The purpose of the agreement is to promote racing from the grassroots-level up and to provide several rungs to CART's ladder system, all the way from karting through to professional racing. Together, we are co-branding a series of scholarships totaling over $1.0 million designed to assist talented drivers through the ranks, and we are working together to promote drivers' careers through the professional series.

         Barber organizes several amateur-level racing series, including the Formula Dodge National Championship presented by RACER; the Skip Barber Race Series, consisting of four regional racing series; and the Skip Barber Racing School, which provides competitions in Formula Dodge cars. Barber also runs the world renowned Skip Barber Driving School, which operates from several centers around the United States. Each of these organizations will now become "official" race series and schools of the CART Championship and provide a clear path for drivers from their first experiences in racing to the FedEx Championship Series.

         Barber also organizes the Barber Dodge Pro Series, which becomes the "official entry-level professional racing series of the CART Championship." This series has traditionally provided drivers to the Toyota Atlantic Championship, and we now sanction their race events. The Barber Dodge Pro Series races a 10-race season around the United States, including many of our CART Championship venues.

         We do not own an equity interest in Barber, and the agreement does not have a material effect on our financial position.

INDY LIGHTS CHAMPIONSHIP

         In 1998, we acquired 100% of the outstanding common stock of ARS and certain other assets. ARS operated the Indy Lights Championship series and supplied certain equipment to the participants.

         During 2001, the Board of Directors adopted a formal exit plan with respect to the discontinuance of the Indy Lights Championship effective at the conclusion of the 2001 race season. It was determined that due to the current environment for open wheel racing in the United States, it was in our best interest to support one development series at this level. Management had many discussions with sponsors of Indy Lights and Toyota Atlantics and concluded that the support of Toyota and the equipment contracts in place for the Toyota Atlantic Championship supported the decision to discontinue the Indy Lights Championship at the conclusion of the 2001 race season to focus our efforts on one development series.

SANCTION FEES

         For each race in the CART Championship (other than those events we promote), we enter into a multi-year sanction agreement with the promoter, which provides for the payment of a sanction fee to CART. For the year ended December 31, 2000, promoters paid us sanction fees of approximately $38.9 million, averaging $1.9 million per event and representing approximately 52% of our total revenues. For the year ended December 31, 2001, promoters paid us sanction fees of approximately $47.2 million, an average of $2.4 million per event, representing approximately 67% of our revenues. Beginning in 2002, we will be co-promoting certain events in the CART Championship. For these events, the sanction fee has been reduced, and, in return, we will receive a share of the net income from the event.

         International events typically have higher sanction fees than events in North America. So, as we have expanded internationally, our average sanction fee has increased. Additionally, as we grow our sport, the opportunity to grow our sanction fees may rise by the inclusion of new international and domestic race venues. However, when we determine our race venues, we consider many factors such as the market, the history, promoter stability, racing facilities and our race mix and do not solely determine our race venues based upon sanction fees.

RACING EVENTS

         When staging a CART event, we provide all aspects of race management necessary to "manufacture" the race event, including the required expertise and personnel. We provide these race management services to track promoters in exchange for the sanction fee.

         As competition, support and interest in the CART Championship have increased, we have increased the number of events we stage each race season. The 1979 CART Championship was comprised of 13 race events. In 2001, we managed 20 races - 14 in the United States, two in Canada and one each in Australia, England, Germany and Japan. These races included:

         -     three superspeedway races
         -     five oval races
         -     eight temporary road course races
         -     four permanent road course races

         In 2001, the Atlantic Championship was comprised of 12 races. In 2002, the Atlantic Championship will consist of 12 races, with one "stand alone" event.

         In the following table, we have provided the locations and venues for the 2002 CART Championship and Atlantic Championship, as well as the event dates for the 2002 season and a description of the racing circuit:

                                                  CART
                                                              TOYOTA
                                               EVENT DATES  ATLANTIC
         LOCATION                                  2002        RACE         TRACK DESCRIPTION
         --------                                  ----        ----         -----------------
Monterrey, Mexico                                   3/10       Yes       2.1 mile temporary road course
  Fundidora Park
Long Beach, California                              4/14       Yes       1.9 mile temporary road course
  Long Beach
Motegi, Japan                                       4/27       No        1.5 mile oval
  Twin Ring Motegi
West Allis, Wisconsin                                6/2       Yes       1.0 mile oval
  The Milwaukee Mile
Monterey, California                                 6/9       Yes       2.2 mile permanent road course
  Mazda Raceway at Laguna Seca
Portland, Oregon                                    6/16       Yes       1.9 mile permanent road course
  Portland International Raceway
Cicero, Illinois *                                  6/30       Yes       1.0 mile oval
  Chicago Motor Speedway
Toronto, Ontario, Canada                             7/7       Yes       1.7 mile temporary road course
  Canadian National Exhibition Place
Cleveland, Ohio **                                  7/14       Yes       2.1 mile temporary road course
  Burke Lakefront Airport
Vancouver, British Columbia, Canada                 7/28       No        1.7 mile temporary road course
  Concord Pacific Place
Lexington, Ohio                                     8/11       No        2.2 mile permanent road course
  Mid-Ohio Sports Car Course
Elkhart Lake, Wisconsin                             8/18       Yes       4.0 mile permanent road course
  Road America
Montreal, Canada                                    8/25       Yes       2.7 mile permanent road course
 Circuit Gilles-Villeneuve
Denver, Colorado **                                  9/1       Yes       1.7 mile temporary road course
  Denver
Corby, England                                      9/14       No        1.5 mile oval
  Rockingham Motor Speedway
Lausitz, Germany                                    9/21       No        2.0 mile oval
  EuroSpeedway
Miami, Florida * (tentative)                        10/6       No        1.5 mile temporary road course
  Miami
Mexico City, Mexico                                10/13       No        2.5 mile temporary road course
  Mexico City
Gold Coast, Queensland, Australia                  10/27       No        2.2 mile temporary road course
  Surfers Paradise, Queensland
Fontana, California                                 11/3       No        2.0 mile oval
  California Speedway
Trois Rivieres, Canada (8/4)                          --       Yes       1.5 mile temporary road course
  Grand Prix Player's de Trois Rivieres

*  We will be the promoter of this event.
** We will co-promote this event.

DRIVERS

         During the 2001 season, 30 drivers competed in at least one of the CART race events, including past champions:

         -     Michael Andretti
         -     Gil de Ferran
         -     Jimmy Vasser
         -     Alex Zanardi

In the following table, we have provided information regarding each of the drivers who are expected to participate in the 2002 CART Championship:

      DRIVER                          BIRTH PLACE                                  2002 RACE TEAM
      ------                          -----------                                  ----------------
Michael Andretti*                Bethlehem, Pennsylvania                         Team Motorola
Townsend Bell                    San Luis Obispo, California                     Partrick Racing
Kenny Brack                      Arvika, Sweden                                  Target Chip Ganassi Racing
Patrick Carpentier               Ville Lasalle, Quebec, Canada                   Player's Forsythe Racing
Cristiano da Matta               Bela Horizonte, Brazil                          Newman/Haas Racing
Mario Dominguez                  Mexico City, Mexico                             Herdez Competition
Scott Dixon                      Brisbane, Australia                             PWR Championship Racing
Adrian Fernandez                 Mexico City, Mexico                             Fernandez Racing
Christian Fittipaldi             Sao Paulo, Brazil                               Newman/Haas Racing
Dario Franchitti                 Edinburgh, Scotland                             Team KOOL Green
Michel Jourdain, Jr.             Mexico City, Mexico                             Team Rahal
Bruno Junqueira                  Belo Horizonte, Brazil                          Target Chip Ganassi Racing
Tony Kanaan                      Salvador, Bahia, Brazil                         Mo Nunn Racing
Shinji Nakano                    Toyko, Japan                                    Fernandez Racing
Max Papis                        Como, Italy                                     Sigma Autosport
Oriol Servia                     Pals, Spain                                     PWR Championship Racing
Alexandre Tagliani               Lachenaie, Quebec, Canada                       Player's Forsythe Racing
Toranasuke Takagi                Shizuka, Japan                                  Walker Racing
Paul Tracy                       Scarborough, Ontario, Canada                    Team KOOL Green
Jimmy Vasser*                    Canoga Park, California                         Team Rahal

* Indicates past champion of the CART Championship.

CORPORATE SPONSORS

         We receive sponsorship revenues pursuant to sponsorship contracts. In exchange for sponsorship revenues, we provide our sponsors the opportunity to receive brand and product exposure. For the year ended December 31, 2000, we received sponsorship revenues of approximately $21.1 million, representing approximately 28% of our total revenues. For the year ended December 31, 2001, we received sponsorship revenues of approximately $12.3 million, representing approximately 18% of our total revenues.

         In addition, we have taken a different approach to selling sponsorship from other motorsports organizations by integrating the rights of the sanctioning body and the race tracks. This approach provides series-wide exclusivity and a centralized sponsorship program which increases the value and appeal of the sponsorship opportunity. WorldCom was the first such integrated sponsor, becoming the Official Communications Company in 1997. Federal Express also became an integrated sponsor as our official co-series sponsor in 1998.

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

         We believe that as we expand the audience for our events, we will see a corresponding increase in sponsorship opportunities and sponsorship revenues. One of our key elements for this is a multi-national philosophy that focuses on the countries that agreed to the North American Free Trade Agreement ("NAFTA") in 1994. We will deliver 11 races in the United States in 2002, three in Canada and two in Mexico to provide our sponsors with a profound advantage over other sports by reaching more than 400 million consumers throughout North America. The NAFTA presence is integrated into a schedule of race events in Japan, Australia, Germany and England to create a powerhouse platform for our sponsors that visits the world's leading economies while reaching out to a collective population of approximately 700 million.

         We have listed below some of our most significant sponsors for the 2002 CART Championship:

                                                                                                               YEARS AS
              SPONSOR                                  OFFICIAL DESIGNATION                                     SPONSOR
              -------                                  --------------------                                     -------

Federal Express                                  Official Series Sponsor                                              5
Worldcom                                         Official Communications Company                                      6
Bridgestone                                      Official Tire                                                        1*
Craftsman Tools                                  Official Hand Tools                                                  9
Featherlite Trailers                             Official Trailer and Luxury Motorcoach                               8
Ford Racing Advanced Technology                  Official Safety Technology Provider                                  6
Holmatro                                         Official Rescue Tool                                                14
Honda Motorcycles                                Official Motorcycle                                                  7
Honda Power Equipment                            Official Power Equipment                                             7
K&K Insurance                                    Official Insurance Provider                                          9
Motorola                                         Official Communications Hardware                                     4
Racing Radios                                    Official Two-Way Radio                                              12
Simple Green                                     Official Cleaner and Degreaser/Primary Sponsor of
                                                               CART Safety Team                                       2
Toyota Trucks                                    Official Truck                                                       7

* Although 2002 is Bridgestone's first year as a sponsor, its Firestone division previously was designated CART's "Official Tire," and Firestone was a sponsor for 2 years.

         In addition to the sponsors listed above, we have entered into various sponsorship agreements with other companies, which supply us with products and services. Official sponsors of the CART Championship pay money and provide products and services to us in return for being designated as an official sponsor. The payment obligations, as well as the amount of advertising exposure and other benefits, vary significantly among sponsors based on the negotiated terms of each sponsorship agreement. No sponsorship agreement provided more than 10% of our revenues during 2001, 2000 or 1999.

ATTENDANCE, VIEWERSHIP AND BROADCAST RIGHTS

         ATTENDANCE. CART spectator attendance has grown dramatically in the 1990's, with more than a 50% increase from 1990 to 1998, based upon figures compiled by Goodyear Tire & Rubber Co. Race Reports. However, at the end of the 1998 season, Goodyear ceased compiling attendance figures. The only other known third-party source for this data is Joyce Julius and Associates who publishes Sponsors Report. According to this report, a total of 2.6 million spectators attended our races in 2001, similar to the reported 2000 cumulative attendance figure of 2.6 million.

         VIEWERSHIP. In addition to the spectators at our race events, millions of people around the world watch CART racing on television. According to the Nielsen Season Summary for 2001, an aggregate of 18.3 million gross United States viewers were delivered for the CART races. Total viewership for all races, re-airs and support programming in 2001 was 29.7 million viewers. In 2001, our races were televised in 215 countries and territories through terrestrial and satellite broadcasts.

         BROADCAST RIGHTS. In 1994, we entered into a long-term agreement with ESPN, which was amended in 1996 to extend through 2001. Under the agreement, ESPN provided broadcast coverage of each CART Championship race. In 2001, nine races were broadcast on network television. Our agreement with ESPN stated that we received 50% of the net profits received by ESPN for distribution of the race programs, with an escalating minimum guarantee provision.

         Our television agreement with ESPN and ESPN International expired December 31, 2001. In 2002, we have contracts for domestic television rights with:

         -     Fox
         -     Speed Channel
         -     CBS

         The current agreements will provide for six races to be broadcast on CBS, one race will be televised on FOX and the balance of the races will be on Speed Channel. We will buy the air-time and pay for production for the CBS and Fox races and receive the advertising inventory. We, along with our agents, will be responsible for selling the advertising time. Speed Channel will produce and provide the air time, at their cost, for races to be broadcast on their network. In addition, Speed Channel will air CART practice and qualifying, a half-hour pre-race show and a weekly magazine show. Speed Channel will retain the advertising inventory for all shows aired on their network. For more information on our revenues and expenses with respect to these contracts, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         International television rights are with:

         -     Fittipaldi USA (Brazil)
         -     Gold Coast Motor Events Co. (Australia)
         -     Molstar (Canada)
         -     Promotion Entertainment of Mexico LLC (Mexico)
         -     Sports Television Incorporated (Japan)
         -     International promotional partner (in negotiations)

         A guaranteed rights fee will be paid to us by each international broadcast partner for rights to air the CART race either live, time-delayed or as a highlight package, in the country where they hold our rights.


COMPETITION

         Our racing events compete not only with other sports and recreational events scheduled on the same dates, but also with racing events sanctioned by various other racing bodies such as the:

         -     FIA
         -     NASCAR
         -     IRL
         -     USAC
         -     NHRA
         -     SCCA
         -     IMSA
         -     ARCA

Racing events sanctioned by other organizations are often held on the same dates as CART events, at separate tracks, and compete for corporate sponsorship, attendance and television viewership. In addition, we compete with other racing bodies to sanction racing events at various motorsports facilities. We believe that our events are distinguished from the racing events staged by other racing bodies by:

         -     the quality of the competition
         -     caliber of the events
         -     drivers and team owners participating in CART
         -     speed of the cars

We receive numerous requests to sanction racing events at venues throughout the world. However, we can not assure you that we will maintain or improve our position in light of such competition.

EMPLOYEES

         As of December 31, 2001, we had 83 full-time business associates and a roster of approximately 177 people who serve as race officials. We also had numerous volunteers that worked at one or more CART events. None of our business associates are represented by a labor union. We believe that we enjoy a good relationship with our business associates.

PATENTS AND TRADEMARKS

         We have various registered and common law trademark rights to "CART" and related logos. Our policy is to vigorously protect our intellectual property rights to maintain our proprietary value in merchandise and promotional sales.


ITEM 2: PROPERTIES

         We lease our buildings in Troy, Michigan, Chino, California and Highland Park, Illinois. We do not own any real property. Our leases are through the following dates:

         -     Michigan, January 31, 2003
         -     Michigan, May 31, 2002
         -     Illinois, May 31, 2003
         -     California, February 15, 2002

         In May 2002, we plan on relocating our headquarters to Indianapolis, Indiana. We do not anticipate owning any real property and plan on entering into a lease.

         Our lease payments have no material effect on our consolidated financial statements. We believe the leased space is adequate for our present needs.

ITEM 3: LEGAL PROCEEDINGS

         On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey, under the caption RUBEN JORGE RODRIGUEZ SALIDIAS, LEGAL HEIR TO GONZOLO RODRIGUEZ; LILLIAN BONGOL - RODRIQUEZ, LEGAL HEIR TO GONZOLO RODRIGUEZ, PLAINTIFF(S), VS. SPORTS CAR RACING ASSOCIATION OF MONTEREY PENINSULA (SCRAMP); CHAMPIONSHIP AUTO RACING TEAM [SIC] (CART); ET AL., DEFENDANT(S), Case No. M 50527. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit seeks damages in an unspecified amount for negligence and wrongful death. On November 5, 2001, a release signed by Mr. Rodriguez was upheld by the Court and the causes of action for negligence were dismissed based on defendants' motion for summary judgment. The remaining count in the lawsuit is for willful and/or reckless conduct. This case is in the discovery phase.

         On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino, under the caption JEANNIE L. REEVES, AS SPECIAL ADMINISTRATOR OF THE ESTATE OF GREGORY WILLIAM MOORE AND RICHARD OAUL MOORE, INDIVIDUALLY, PLAINTIFFS, VS. INTERNATIONAL SPEEDWAY CORPORATION, INC., CHAMPIONSHIP AUTO RACING TEAMS, INC., CALIFORNIA SPEEDWAY CORPORATION ALSO D.B.A. PENSKE CALIFORNIA SPEEDWAY, PENSKE MOTORSPORTS, INC. ALSO D.B.A. PENSKE SPEEDWAYS, FINK, ROBERTS & PETRIE, INC. AND DONNA MAE MOORE, ET AL., DEFENDANTS, Case No. SCVSS 71858. This lawsuit was filed by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit seeks actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress. A motion for summary judgment was filed by all of the defendants on March 15, 2002.

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

         On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. We intend to vigorously defend ourselves in this lawsuit and do not believe the lawsuit has merit. Management does not believe that the outcome of this lawsuit will have a material adverse affect on our financial position or future results of operations.

         On March 26, 2002, we filed a complaint against Joseph F. Heitzler, a director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleges that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit seeks damages of an unspecified amount.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         Our common stock is authorized for trading on The New York Stock Exchange under the trading symbol "MPH". As of March 25, 2002, we had 14,718,134 shares of common stock outstanding and approximately 409 record holders of our common stock.

          In the following table we have provided the high and low closing sales price for our common stock, as reported by the NYSE for each calendar quarter of 2001 and 2000.


QUARTER ENDED                                  HIGH                 LOW
-----------------------------------------------------------------------------
2001
First Quarter                                   $21.31               $14.90
Second Quarter                                   18.71                14.58
Third Quarter                                    17.50                13.60
Fourth Quarter                                   17.12                12.37

2000
First Quarter                                   $22.56               $18.25
Second Quarter                                   27.00                18.50
Third Quarter                                    28.00                22.56
Fourth Quarter                                   25.13                19.19
-----------------------------------------------------------------------------

         We have not declared or paid any dividends on our common stock to date, and we do not intend to pay dividends in the foreseeable future.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data, as of and for the five years ended December 31, 2001, are derived from our audited consolidated financial statements. The selected consolidated financial data below should be read in combination with our consolidated financial statements and related notes contained elsewhere in this document and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                YEAR ENDED DECEMBER 31,

                                                   2001          2000          1999          1998         1997
                                                   ----          ----          ----          ----         ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
Revenues:
  Sanction fees                                 $  47,226     $  38,902     $  35,689     $  30,444     $  24,248
  Sponsorship revenue                              12,314        21,063        19,150        16,388         7,221
  Television revenue                                5,228         5,501         5,018         5,148         5,604
  Engine leases, rebuilds and
    wheel sales                                     1,286         2,122         2,054         2,214          --
  Other revenue                                     4,209         7,460         6,865         8,336         4,372
                                                ---------     ---------     ---------     ---------     ---------
         Total revenues                            70,263        75,048        68,776        62,530        41,445
Expenses:
  Race and franchise fund distributions(1)         18,599        15,370        15,334        15,183        28,939
  Race expenses                                    10,618         9,869         6,670         4,818         6,970
  Costs of engine rebuilds and
    wheel sales                                       348           652           610           633          --
  Administrative and indirect
    expenses(2)                                    35,605        25,275        20,646        20,658        14,295
  Bad debt-sponsorship partner(3)                    --           6,320          --            --            --
  Compensation expense(4)                            --            --            --            --          12,200
  Asset impairment and strategic charges (5)        8,548          --            --            --            --
  Litigation expenses(6)                            3,547          --            --            --            --
  Depreciation and amortization                     1,493         1,352         1,048           779           549
  Minority interest                                  --            --            --            --            (232)
                                                ---------     ---------     ---------     ---------     ---------
         Total expenses                            78,758        58,838        44,308        42,071        62,721
                                                ---------     ---------     ---------     ---------     ---------
Operating income (loss)                            (8,495)       16,210        24,468        20,459       (21,276)

Interest income (net)                               7,033         7,463         5,255         3,198           329
                                                ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes                  (1,462)       23,673        29,723        23,657       (20,947)
Income tax benefit (expense)                          512        (8,520)      (10,865)       (8,568)        3,423
                                                ---------     ---------     ---------     ---------     ---------
         Net income (loss)                      $    (950)    $  15,153     $  18,858     $  15,089     $ (17,524)
                                                =========     =========     =========     =========     =========
Net income (loss) per share:
         Basic                                  $    (.06)    $     .97     $    1.22     $    1.06     $   (1.72)
                                                =========     =========     =========     =========     =========
         Diluted                                $    (.06)    $     .97     $    1.19     $    1.05     $   (1.72)
                                                =========     =========     =========     =========     =========
Weighted average shares outstanding:
         Basic                                     15,289        15,624        15,427        14,190        10,200
                                                =========     =========     =========     =========     =========
         Diluted                                   15,289        15,657        15,908        14,421        10,200
                                                =========     =========     =========     =========     =========
BALANCE SHEET DATA:
 Cash and cash equivalents                      $  27,765     $  19,504     $   7,216     $  15,080     $   1,164
 Short-term investments                            87,621        98,206        91,758        61,610          --
 Working capital (deficit)                        111,604       119,953        99,480        72,219        (5,325)
 Total assets                                     132,941       144,101       124,887        97,186        12,348
  Long-term debt (including
   current portion)                                  --            --            --             314           444
 Total stockholders' equity (deficit)             117,936       133,894       114,330        86,219        (3,045)

(1) Expenses for the year ended December 31, 1997 include certain payments to franchise race teams, including reimbursement of travel expenses, director fees, purse awards and other race related payments. Expenses for the year ended December 31, 2001 include reimbursement of overseas travel expenses to race teams.

(2) Administrative and indirect expenses for the years ended December 31, 2001 and 2000 include severance payments to former employees of $4,329 and $2,758, respectively.

(3) Bad debt expense relates to a charge associated with our sponsorship agreement with ISL Marketing AG. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of this bad debt expense.

(4) Total expenses for the year ended December 31, 1997 include compensation expense of $12,200,000 which relates to the issuance of Common Stock to franchise members below its fair value on the date the Common Stock became eligible for purchase.

(5) Asset impairment and strategic charges relates to the discontinuance of operations of the Dayton Indy Lights Championship effective at the conclusion of the 2001 race season.

(6)      Litigation expense relates to the settlement with Texas Motor Speedway
         (TMS) for the postponement of a race at TMS during 2001.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         As you read the following, you should also refer to the consolidated financial statements and related notes as well as Item 6, "Selected Consolidated Financial Data."

DISCONTINUANCE OF INDY LIGHTS

         The financial results below include the operations of American Racing Series ("ARS") which operated the Indy Lights Championship series. At the end of the 2001 season, we discontinued the operations of ARS and the Indy Lights Championship series. (See Footnote 11 to our consolidated financial statements included in Item 14 of this document.) All revenues and expenses related to the Indy Lights Championship series will cease for 2002 and beyond.

GENERAL

         Below are selected income and expense items for the years ended December 31, 2001, 2000 and 1999. The percentage calculations are based on total revenues.

                                                                  YEAR ENDED DECEMBER 31,
                                                      2001                 2000                1999
                                                      ----                 ----                ----
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
  Sanction fees                              $ 47,226      67.2%     $ 38,902     51.8%    $ 35,689     51.9%
  Sponsorship revenue                          12,314      17.5        21,063     28.1       19,150     27.8
  Television revenue                            5,228       7.5         5,501      7.3        5,018      7.3
  Engine leases, rebuilds and wheel sales       1,286       1.8         2,122      2.8        2,054      3.0
  Other revenue                                 4,209       6.0         7,460     10.0        6,865     10.0
                                             --------     -----      --------    -----     --------    -----
         Total revenues                      $ 70,263     100.0%     $ 75,048    100.0%    $ 68,776    100.0%
                                             ========     =====      ========    =====     ========    =====
Expenses:
  Race distributions                         $ 18,599      26.5%     $ 15,370     20.5%    $ 15,334     22.3%
  Race expenses                                10,618      15.1         9,869     13.1        6,670      9.7
  Cost of engine rebuilds and wheel sales         348       0.5           652      0.9          610      0.9
  Administrative and other
      indirect expenses                        35,605      50.7        25,275     33.7       20,646     30.0
  Bad debt-sponsorship partner                     --        --         6,320      8.4           --       --
  Asset impairment and strategic charges        8,548      12.2            --       --           --       --
  Litigation expenses                           3,547       5.0            --       --           --       --
  Depreciation and amortization                 1,493       2.1         1,352      1.8        1,048      1.5
                                             --------     -----      --------    -----     --------    -----
         Total expenses                        78,758     112.1        58,838     78.4       44,308     64.4
                                             --------     -----      --------    -----     --------    -----
Operating income (loss)                        (8,495)    (12.1)       16,210     21.6       24,468     35.6
Interest income (net)                           7,033      10.0         7,463     10.0        5,255      7.6
                                             --------     -----      --------    -----     --------    -----
Income (loss) before income taxes              (1,462)     (2.1)       23,673     31.6       29,723     43.2
Income tax expense (benefit)                     (512)     (0.7)        8,520     11.4       10,865     15.8
                                             --------     -----      --------    -----     --------    -----
Net income (loss)                            $   (950)     (1.4)%    $ 15,153     20.2%    $ 18,858     27.4%
                                             ========     =====      ========    =====     ========    =====

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

         One of our most critical accounting policies is revenue recognition. We recognize our revenues as they are earned, but the determination of when they are earned depends on the source of the revenue. Our assumptions for each revenue source is outlined below.

         SANCTION FEE REVENUE. Generally, sanction fees are paid in advance of the race and are recorded as deferred revenue. Revenue from sanction fees is not recognized until the event is completed. Beginning in 2002, we have entered into agreements with certain promoters where a portion of the contracted sanction fee has been reduced in exchange for a percentage of the profits from the event. Profits from these events will be recognized as sanction fee revenue when the event is completed.

         SPONSORSHIP REVENUE. Generally, sponsorship agreements call for quarterly payments, and each payment is recorded as deferred revenue when paid. Revenue is recorded ratably over the life of the sponsorship agreement. Non-cash sponsorship revenue, such as vehicles or equipment received in exchange for sponsorship privileges to the providers, is recognized when it is received.

         ENGINE LEASE, REBUILDS AND WHEEL SALES. Engine lease revenue, relating to our discontinued Indy Lights series, is recognized ratably over the period covered by the agreement. Engine rebuilds and wheel sales are recognized when the product is delivered to the customer.

         TELEVISION REVENUE. Television revenue as it relates to minimum guarantees and rights fees is recognized ratably over the race schedule. Beginning in 2002, we will sell the advertising for the shows to be aired on CBS and Fox networks. Advertising revenue will be recognized for these events when the event is completed and the advertising is aired.

         RACE PROMOTION REVENUE. Payments for commercial rights associated with a self-promoted event that are received prior to the event will be recorded as deferred revenue. Revenue will be recorded when the event is completed. Expenses related to these events will be recorded in race promotion expenses.

         OTHER REVENUES. Other revenues include membership and entry fees, contingency awards money and royalty income. Membership and entry fees and contingency award money are recognized ratably over the race schedule. Royalty income is recognized as the related product sales occur or on a monthly basis based on a minimum guarantee.

Impairment

         We are subject to impairment tests in assessing the valuation of our goodwill and long-lived assets. Goodwill represents the excess of the purchase price of ARS and B.P. Automotive, Ltd. and Pro-Motion Agency over the fair value of the net tangible and identifiable intangible assets of these acquisitions. Also included in goodwill is the purchase of the 45% minority interest of CART Licensed Products, L.P. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of our goodwill and long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill or long-lived assets should be evaluated for possible impairment, the Company uses an estimate of fair value based on future profitability and cash flows.

         During 2001, we determined that the goodwill and certain long-lived assets associated with ARS were impaired due to our strategic decision to discontinue the operations of ARS at the conclusion of the 2001 season. As a result, we recorded an impairment charge for the goodwill and long-lived assets. (See Footnote 11 to our consolidated financial statements included in Item 14 of this document.)

Litigation

         We are involved in litigation as a part of our normal course of business (refer to Item 3: Legal Proceedings). Management's intention is to vigorously defend ourselves against any litigation. When a complaint is filed by or against the Company, we disclose the complaint in our financial statements. When a claim against us is probable and estimable, we record the expense. When we are the party filing the claim, we do not record income until the claim for damages is received.

REVENUES

         Following is an explanation of our individual revenue items:

         SANCTION FEES. We received sanction fees from the promoters of each of the races on the 2001 CART Championship schedule, as well as from selected races on the Indy Lights and Atlantics schedule. The fees are based on contracts between the promoters and CART. The contracts have terms which expire between 2003 and 2008. Currently, contracted sanction fees range from $1.1 million to $5.3 million per event.

         Beginning in 2002, we have entered into agreements with certain promoters of the CART Championship for a reduction in the previously contracted sanction fees. In return, we will receive a share of the net income from the event. The agreements provide for us to receive a majority of any net income from the event until the reduction of the original sanction fee is recouped, and then we will share equally with the promoter any remaining net income which will also be included in sanction fees. These agreements could provide an upside from the original contracted sanction fees, but we have no experience in the effects of this type of arrangement. Therefore, there is less visibility and less predictability for CART's earnings than in the previous financial model as CART's revenues will be affected by the success of these races.

          In addition, CART will be the promoter of the race at the Chicago Motor Speedway in 2002 (See "-Race Promotion Revenue" and "-Race Promotion Expenses" below).

         SPONSORSHIP REVENUE. We receive corporate sponsorship revenue based on negotiated contracts. We currently have corporate sponsorship contracts with 20 major manufacturing and consumer products companies. The remaining terms of these contracts range from one to two years. An official corporate sponsor receives status and recognition rights, event rights and product category exclusivity.

         TELEVISION REVENUE. Our television revenue has been derived from negotiated contracts with:

         -     ESPN
         -     ESPN International
         -     Fittipaldi USA (Brazil)
         -     Gold Coast Motor Events Co. (Australia)

         -     Molstar (Canada)

         A guaranteed rights fee was paid to us by each broadcast partner. Based on our contract with ESPN/ESPN International, we received 50% of the net profits received by ESPN for distribution of the race programs, with an escalating minimum guarantee provision. A provision of the ESPN contract required that at least 50% of the CART Championship events be broadcast on a major broadcasting network in the United States. In 2001, 2000 and 1999, all CART Championship races were broadcast on ABC, ESPN or ESPN2. In addition, CART Championship races were re-aired on ESPN and ESPN2. ESPN2 also broadcasted CART Championship qualifying sessions and pre-race shows. In addition, we have received advertising revenue from "Inside CART," our race magazine television show (in 2000 only), and from video footage sales.

         Our television agreement with ESPN and ESPN International expired December 31, 2001. In 2002, we have contracts for domestic television rights with:

         -     Fox
         -     Speed Channel
         -     CBS

         The current agreements will provide for six races to be broadcast on CBS, one race will be broadcast on FOX and the balance of the races will be broadcast on Speed Channel. We will buy the air-time and pay for production (See "Television Expenses") for the CBS and Fox races and receive the advertising inventory. We, along with our agents, will be responsible for selling the advertising time. Speed Channel will produce and provide the air time, at their cost, for races to be broadcast on their network. In addition, Speed Channel will air CART practice and qualifying, a half-hour pre-race show and a weekly magazine show. Speed Channel will retain the advertising inventory and income for all shows aired on their network.

         International television rights are with:

         -     Fittipaldi USA (Brazil)
         -     Gold Coast Motor Events Co. (Australia)
         -     Molstar (Canada)
         -     Promotion Entertainment of Mexico LLC (Mexico)
         -     Sports Television Incorporated (Japan)
         -     International promotional partner (in negotiations)

         A guaranteed rights fee will be paid to us by each international broadcast partner for rights to air the CART race either live, time-delayed or as a highlight package, in the country where they hold our rights.

         RACE PROMOTION REVENUE. Beginning in 2002, we will be promoting the race in Chicago, and we anticipate promoting the race in Miami. Race promotion revenue includes all the commercial rights associated with promoting a CART event, such as admissions, event sponsorship and hospitality sales.

         ENGINE LEASES, REBUILDS AND WHEEL SALES. ARS, which operated the Indy Lights series, owned the engines that were used in the series and leased the engines to the competitors for the season. The teams paid us a fee to rebuild the engines. We also sold the wheels used on the race cars. Based on the rules of the series, all teams were required to use our engines and wheels. We discontinued the operations of the Indy Lights series at the conclusion of the 2001 race season.

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

         RACE DISTRIBUTIONS. We pay the racing teams for their on-track performance. Race distributions include the following for each event:

         -     event purse which is paid based on finishing position
         -     contingency award payments
         -     year-end point fund
         -     travel distributions
         -     participation payments

         Participation payments will be made in 2002 to each of our entries on a per car, per race basis.

         We pay awards to the teams, based on their cumulative performance for the season, out of the year-end point fund.

         TELEVISION EXPENSES. Beginning in 2002, we will buy the air time at approximately $235,000 per hour and pay approximately $3.6 million for production for our CBS and FOX races. We will also incur expenses for our international production of $2.2 million. For domestic television rights with respect to the CBS and FOX broadcasts, we will receive advertising inventory which we and our agents will sell, to partially offset these expenses. We will also receive a guaranteed rights fee from each of our international broadcast partners to partially offset these costs. (See "-Television Revenue")

         RACE EXPENSES. We are responsible for officiating and administering all of our events. Costs primarily include officiating fees, travel, per diem and lodging expenses for the following officiating groups:

         -     medical services
         -     race administration
         -     race officiating and rules compliance
         -     registration
         -     safety
         -     technical inspection
         -     timing and scoring

         Overseas event organizers are responsible for costs related to cargo, air passenger travel and lodging for our staff and race participants.

         RACE PROMOTION EXPENSES. These costs will be incurred in 2002 and beyond as we will be promoting at least one of our own events. Expenses will relate to all costs associated with staging a CART event such as track rental, personnel costs and promotion of the event.

         COST OF ENGINE REBUILDS AND WHEEL SALES. These costs were associated with rebuilding the engines and the cost of the wheels used in the Indy Lights series, which we discontinued at the conclusion of the 2001 race season.

         ADMINISTRATIVE AND INDIRECT EXPENSES. Administrative and indirect expenses include all operating costs not directly incurred for a specific event:

         -     marketing and advertising
         -     public relations
         -     administration
         -     sponsorship sales and service
         -     advance program

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         REVENUES. Total revenues for 2001 were $70.3 million, a decrease of $4.8 million, or 6%, from 2000. This was due to a decrease in sponsorship revenue, television revenue, engine leases, rebuilds and wheel sales and other revenue, partially offset by an increase in sanction fees as described below.

         Sanction fees for 2001 were $47.2 million, an increase of $8.3 million, or 21% from 2000. This increase was due to higher sanction fees from three new races held in 2001, Monterrey, Mexico; Lausitz, Germany and Corby, England, compared to the races they replaced in Rio de Janeiro, Brazil, St. Louis, Missouri, and Miami, Florida. The increase was also attributable to annual sanction fee escalations.

         Sponsorship revenue for 2001 was $12.3 million, a decrease of $8.7 million, or 42%, from 2000. This decrease was primarily attributable to the loss of guaranteed income from our former sponsor partner. The decrease was also partially due to a $1.0 million reduction in sponsorship fees from one of our sponsors, pursuant to a renegotiation clause in the applicable sponsorship contract.

         Television revenue for 2001 was $5.2 million, a decrease of $273,000, or 5%, from 2000. The decrease was due primarily to advertising revenue from our TV Magazine show "Inside CART" received in 2000. The show did not air in 2001.

         Engine leases, rebuilds and wheel sales for 2001 was $1.3 million, a decrease of $836,000, or 39%, from 2000. This decrease was due to having fewer Indy Lights entries in 2001 when compared to the prior year.

         Other revenue for 2001 was $4.2 million, a decrease of $3.3 million, or 44%, from 2000. The decrease was partially attributable to a decrease in royalty revenues and sales from licensed merchandise of $210,000 and a decrease in entry fees and related income from our two support series of $315,000 due to fewer entries. In addition, the decrease was partially attributable to certain non-recurring revenue received in 2000 that was not received in the corresponding period in 2001. The non-recurring revenue was from an insurance settlement of $1.4 million (net of expenses) received from Frontier Insurance Company related to settlement of litigation concerning a performance bond that was provided with respect to the Hawaiian Super Prix, pace car revenues of $539,000, movie rights fees of $200,000, team testing revenue of $143,000 and other miscellaneous income.

         EXPENSES. Total expenses for 2001 were $78.8 million, an increase of $19.9 million, or 34%, from 2000. This increase was due to higher race distributions, race expenses, administrative and indirect expenses, litigation expenses, asset impairment and strategic charges and depreciation and amortization, partially offset by a reduction in cost of engine rebuilds and wheel sales and bad debt expense as described below.

         Race distributions for 2001 were $18.6 million, an increase of $3.2 million or 21%, from 2000. This increase is due to distributions related to travel reimbursements to teams for overseas travel. These payments were not made in 2000.

         Race expenses for 2001 were $10.6 million, an increase of $749,000, or 8%, from 2000. This increase is primarily due to added personnel, travel and operating expenses in our race departments.

         Cost of engine rebuilds and wheel sales were $348,000, a decrease of $304,000, or 47%, from 2000. This decrease is due to decreased Indy Lights entrants in 2001, as described above.

         Administrative and indirect expenses for 2001 were $35.6 million, an increase of $10.3 million, or 41% from 2000. This increase was partially attributable to $4.3 million in severance payments to former employees, including our President/CEO, television feed expenses for Germany and England and expenses related to our live Eurosport broadcast of $1.3 million, a $500,000 charitable contribution to the September 11th relief funds and an increased investment in strategic planning, personnel and marketing and advertising that are focused on building our strategic plan and branding awareness.

         Bad debt-sponsorship partner was not incurred in 2001, compared to $6.3 million incurred in 2000. The expense resulted from the uncertainty of collectability of guaranteed minimum sponsorship revenues from ISL Marketing AG
(ISL) for 2000. In 1998, ISL signed a nine (9) year contract to become our exclusive marketing agent for solicitation of sponsorship agreements. The contract guaranteed a minimum amount of sponsorship revenue for each year of the agreement. Following discussions with ISL, we determined that ISL did not intend to fulfill its commitment with respect to the remaining years of the agreement under its original terms and collectability of the guarantee for 2000 was uncertain. In June 2001, ISL declared bankruptcy in Switzerland.

         Asset impairment and strategic charges for 2001 were $8.5 million. There was no corresponding expense in the prior year. These charges related to the formal exit plan for the discontinuance of the Indy Lights series. The charges related to the impairment of goodwill ($5.6 million) and property and equipment ($2.0 million) and $885,000 relating to provisions for doubtful accounts, severance payments and other settlement charges.

         Litigation expense for 2001 was $3.5 million. There was no corresponding expense from the prior year. The charge was a result of a settlement with the Texas Motor Speedway for the cancellation of a race that was to be held in April 2001.

         Depreciation and amortization for 2001 (exclusive of the impairment of goodwill and write-down of property and equipment in connection with Indy Lights) was $1.5 million, compared to depreciation and amortization of $1.4 million for 2000.

         OPERATING LOSS. Operating loss for 2001 was $8.5 million, compared to operating income of $16.2 million for 2000 due to the items discussed above.

         INTEREST INCOME (NET). Interest income (net) for 2001 was $7.0 million, compared to interest income (net) of $7.5 million for 2000. The decrease of $430,000 was primarily attributable to a decrease in interest rates.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for 2001 was $1.5 million, compared to income before income taxes of $23.7 million for 2000 due to the items discussed above.

         INCOME TAX BENEFIT. Income tax benefit for 2001 was $512,000, compared to income tax expense of $8.5 million in 2000. The effective tax rate for 2001 of 35% was comparable to that in 2000 of 36%.

         NET LOSS. Net loss for 2001 was $950,000, compared to net income of $15.2 million in 2000 due to the items discussed above.

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

         EXPENSES. Total expenses for 2000 were $58.8 million, an increase of $14.5 million, or 33%, from 1999. This increase was due to higher race payments, race expenses, cost of engine rebuilds and wheel sales, administrative and indirect expenses, bad debt expense and depreciation and amortization as described below.

         Race distributions for 2000 were $15.4 million, an increase of $36,000, which was comparable to the prior year.

         Race expenses for 2000 were $9.9 million, an increase of $3.2 million, or 48%, from 1999. This increase is partially due to additional expenses of $2.1 million from two new departments, Timing and Scoring and Pace Car. The remaining increase is due to new programs and personnel in the Electronics, Logistics and Safety departments.

         Cost of engine rebuilds and wheel sales were $652,000, an increase of $42,000, or 7%, from 1999. The increase was due to having more engine rebuilds and part sales in 2000 when compared to 1999.

         Administrative and indirect expenses for 2000 were $25.3 million, an increase of $4.6 million, or 22% from 1999. The increase was primarily attributable to payments of $2.8 million made under a severance agreement with the former President/CEO who resigned in June, 2000. The increase was also due to an increased investment in Public Relations and Marketing and Advertising expenditures of $1.7 million. In 2000, the marketing initiatives focused on all CART markets throughout the year; during 1999, the marketing initiatives focused on specific race events.

         Bad debt-sponsorship partner for 2000 was $6.3 million. The expense resulted from the uncertainty of collectability of guaranteed minimum sponsorship revenues from ISL Marketing AG (ISL) for 2000, which was payable in January 2001. In 1998, ISL signed a nine (9) year contract to become our exclusive marketing agent for solicitation of sponsorship agreements. The contract guaranteed a minimum amount of sponsorship revenue for each year of the agreement. Following discussions with ISL, we determined that ISL did not intend to fulfill its commitment with respect to the remaining years of the agreement under its original terms and collectability of the guarantee for 2000 was uncertain. There was no related expense in 1999.

         Depreciation and amortization for 2000 was $1.4 million, compared to depreciation and amortization of $1.0 million for 1999.

         OPERATING INCOME. Operating income for 2000 was $16.2 million, compared to operating income of $24.5 million for 1999 due to the items discussed above.

         INTEREST INCOME (NET). Interest income (net) for 2000 was $7.5 million, compared to interest income (net) of $5.3 million for 1999. The increase of $2.2 million was primarily attributable to interest earned on higher invested balances, the secondary offering in May 1999 and proceeds from additional operating income.

         INCOME BEFORE INCOME TAXES. Income before income taxes for 2000 was $23.7 million, compared to income before income taxes of $29.7 million for 1999 due to the items discussed above.

         INCOME TAX EXPENSE. Income tax expense for 2000 was $8.5 million, a decrease of $2.3 million when compared to 1999. The effective tax rate for 2000 was comparable to that in 1999.

         NET INCOME. Net income for 2000 was $15.2 million, compared to net income of $18.9 million in 1999 due to the items discussed above.


SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in our quarterly results and affect comparability. We have provided unaudited quarterly revenues for each of the four quarters of 2001 and 2000 in the following table. The information for each of these quarters is prepared on the same basis as our consolidated financial statements and related notes included elsewhere in this document and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the data for such periods. You should read this table with "Selected Consolidated Financial Data," and the consolidated financial statements and the related notes included elsewhere in this document.

                                                           QUARTER ENDED
                                                           -------------
                                    MARCH 31          JUNE 30           SEPT. 30              DEC. 31
                                    --------          -------           ---------             -------
                                                     (DOLLARS IN THOUSANDS)
Total revenues
  2001                               $ 6,439           $ 19,785           $ 29,559            $ 14,480
  2000                               $ 7,848           $ 24,902           $ 27,756            $ 14,542

Number of races
  2002                                     1                  6                  9                   4
  2001                                     1                  6                  9                   4
  2000                                     1                  7                  9                   3

LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our initial public offering, our secondary offering and cash flow from operations, to finance working capital, investments and capital expenditures during the past year.

         Our bank borrowing with a commercial bank consists of a $1.5 million revolving line of credit. As of December 31, 2001, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on December 31, 2001 was $27.8 million, a net increase of $8.3 million from December 31, 2000. The increase was primarily the result of net cash provided by operating activities of $10.8 million and investing activities of $12.8 million which was partially offset by net cash used in financing activities of $15.4 million due to our stock repurchase plan that was authorized in April 2001.

         We anticipate capital expenditures of approximately $4.0 million during 2002. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs. We are also anticipating a relocation of the company headquarters from Troy, Michigan to Indianapolis, Indiana. Total costs associated with the move are estimated to be approximately $1.2 million.

         We have entered into various non-cancelable leases for office space and equipment through 2004. (See Footnote 7 to our consolidated financial statements included in Item 14 of this document.)

         We have implemented a stock repurchase program that was authorized by our Board of Directors in April 2001. The program allows us to repurchase up to
2.5 million shares of our outstanding stock, of which 1,054,000 shares have been repurchased for an aggregate of $15.5 million through December 31, 2001. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

         Beginning in 2002, we are going to be co-promoting and/or self-promoting certain race events. The events' financial success will be dependent on the sale of tickets, sponsorship, hospitality, signage and other commercial rights associated with the events. For the events where we will co-promote, we have negotiated a reduction in the sanction fee payable to us, and we will share in the net income of the events. For the events where we will be the promoter, we will have to increase our expenditures for promotion and may have to make some capital expenditures. We are unable to assess the financial outcome of these events.

         In light of current events and the overall state of the economy, we are uncertain on whether we or our teams will be able to maintain the same levels of sponsorship income that we have reported in the past or secure additional sponsorship. In addition, we are unable to determine what effect these factors will have on our new television package and our ability to sell television advertising for our races. We are also unable to assess what impact a decrease in disposable income of our fans will have on our promoters and ultimately, our races.

         Our new television contracts, which run through 2004, require us to purchase air-time and produce the show at our expense for the races to be broadcast on CBS and Fox. We retain the advertising revenues for these races. Our fixed costs for 2002 are estimated to be approximately $9.9 million.

         As we have previously reported, we are party to several lawsuits. We cannot predict the outcome of the litigation, and at this time, management is unable to estimate the impact that ultimate resolution of these matters may have on the Company's financial position or future results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         We have adopted Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," effective January 1, 2001. Management has determined that the impact of adoption of SFAS No. 133 on our financial position and results of operations is insignificant.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests accounting method. The adoption of SFAS No. 141 did not have an impact on our financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized; however, tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2002. We are evaluating the effect of SFAS 142 on the consolidated financial statements related to the impairment testing of goodwill. Pre-tax amortization of goodwill and other intangibles for the twelve months ended December 31, 2001 and 2000 was approximately $177,000 (exclusive of the impairment of goodwill related to Indy Lights) and $205,000 respectively.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We are required to adopt this statement as of January 1, 2002, and have not determined the impact, if any, that this statement will have on our financial position or results of operations.

RELATED PARTIES

         We have entered into, and we will continue to enter into, transactions with entities that are affiliated with our directors and/or 5% stockholders who are owners of our race teams. Race teams that participate in the CART Championship receive purse distributions on a per race basis and from the year end point fund which amounts have been paid based solely upon their performance in specific races. All of these payments are made to our race teams regardless of the affiliation with our directors or significant shareholders. During 2001, we also subsidized overseas travel for our race teams, including those affiliated with directors and/or 5% stockholders. The following table provides information with respect to payments made during 2001 by us to race teams that are affiliated with directors and/or significant shareholders of CART:

RACE TEAM/AFFILIATED DIRECTOR                        PURSE DISTRIBUTIONS         TRAVEL DISTRIBUTIONS
-----------------------------                        -------------------         --------------------

Newman/Haas Racing/Carl A. Haas                           $ 2,037,500                   $ 260,000
Team Green/Barry Green                                      1,766,000                     390,000
Chip Ganassi Racing Teams, Inc./Chip Ganassi                  728,750                     260,000
Forsythe Racing, Inc./Gerald R. Forsythe                      961,750                     390,000
Patrick Racing, Inc./U.E. Patrick                             683,250                     260,000
Derrick Walker Racing, Inc./Derrick Walker                    243,750                     130,000

         Carl A. Haas, a director of the Company and a race team owner, is a principal owner of Carl Haas Racing Teams, Ltd. and Texaco Houston Grand Prix L.L.C., each of which have entered into Promoter Agreements with respect to CART Championship races at the Wisconsin State Park Speedway in West Allis, Wisconsin and at a temporary road course in Houston, Texas. Pursuant to the terms thereof, a CART Championship race was held in West Allis through 2001, and in Houston through 2003. We are currently in negotiations for 2002 and beyond for the race at Wisconsin State Park Speedway. The Houston, Texas race will not be held in 2002 due to construction on the temporary circuit in downtown Houston. The sanction fees payable to CART under these agreements have been similar to those paid by independent race promoters. Pursuant to the two existing Promoter Agreements, entities affiliated with Mr. Haas have paid or will pay sanction fees to CART in the aggregate amount of $4.1 million, $0 million and $2.7 million in 2001, 2002 and 2003, respectively. In addition, we paid a total of $200,000 in sales costs and $175,000 in marketing expenses to these entities during 2001.

         Gerald R. Forsythe, a race team owner and 5% stockholder, is a principal owner of the entities which entered into Promoter Agreements with respect to CART Championship races in Rockingham, England and in Mexico City, Mexico beginning in 2002. He is also a principal owner of Monterrey Grand Prix,
S. de R.L. de C.V. which entered into a Promoter Agreement with respect to a CART Championship race in Monterrey, Mexico. Pursuant to the terms thereof, a CART Championship race will be held in Rockingham through 2006, in Mexico City through 2006 and in Monterrey through 2005. These entities affiliated with Mr. Forsythe have paid or will pay sanction fees to CART in the aggregate amount of $6.6 million for 2001, $10.9 million for 2002, $11.2 million for 2003, $11.5 million for 2004, $11.9 million for 2005 and $9.3 million for 2006. In addition, we paid a total of $200,000 in sales costs and $291,000 in marketing expenses to these entities during 2001.

         Mr. Forsythe is also a principal owner of the entity that will hold our Mexican television rights through 2004. In return for these rights, we will receive a minimum guarantee of $300,000, $325,000 and $350,000 for each of the three years ending 2002, 2003 and 2004, respectively. In addition, we will receive 70% of the net profits until we reach $500,000, $550,000 and $600,000 for each of the three years ending 2002, 2003 and 2004, respectively.

         Floyd R. Ganassi Jr., a director of the Company and a race team owner, is a principal owner of Chicago Motor Speedway, LLC and has entered into a Promoter Agreement with respect to a CART Championship race at Chicago Motor Speedway in Cicero (Chicago), Illinois. Pursuant to the terms thereof, a Championship race was held in 2001 and was to be held through 2003. The Chicago Motor Speedway, LLC has paid $1.7 million toward the $1.9 million sanction fee, with $225,000 in accounts receivable as of December 31, 2001 and was to pay sanction fees to CART of $2.0 million for 2002 and $2.1 million for 2003. In addition, CART paid a total of $100,000 in sales costs and $150,000 in marketing expenses to the Chicago Motor Speedway, LLC during 2001. In 2002, the Chicago Motor Speedway, LLC announced the suspension of all race events at Chicago Motor Speedway. We then entered into an agreement with the Chicago Motor Speedway, LLC where we will rent the track for $850,000 in 2002, and we will promote the race ourselves.

         In addition to the payments described above, CART receives revenues from its race teams, including those affiliated with CART directors and/or 5% stockholders, for entry fees, equipment leases and other payments based solely on participation in CART events. During 2001, race teams affiliated with CART directors and/or 5% stockholders made such payments to CART as follows:

          Team Green/Barry Green                               267,000
          Forsythe Racing, Inc./Gerald R. Forsythe             158,000
          Chip Ganassi Racing Teams, Inc./Chip Ganassi          82,000
          Newman/Haas Racing/Carl A. Haas                       80,000
          Patrick Racing, Inc./U.E. Patrick                     80,000
          Derrick Walker Racing, Inc./Derrick Walker            42,000

----------

*Includes engine lease, rebuilds and wheels payments related to entries in the Indy Lights Series.

         In addition, we repurchased 80,000 shares of stock at the market price of $14.50 per share from Barry Green during 2001. The repurchase was made in compliance with our repurchase program that was authorized by the Board of Directors in April, 2001.

         We believe that all of the transactions which we have entered into with our directors or significant shareholders are comparable to the terms that we have in the past or could in the future enter into with third parties with respect to each of these transactions. In order to avoid conflicts of interest, any of our directors who are affiliated with an entity that is entering into a transaction with us will not vote on any matter related to such transaction, and may, in certain circumstances, refrain from participating in any discussions related to such transaction.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         With the exception of historical information contained in this Form 10-K, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The factors listed below and in Item 1: Business - Risk Factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

         -     competition in the sports and entertainment industry

         -     participation by race teams
         -     continued industry sponsorship
         -     regulation of tobacco and alcohol advertising and sponsorship
         -     competition by the IRL
         -     liability for personal injuries
         -     success of television contract
         -     renewal of sanction agreements
         -     participation by suppliers
         -     success of co-promoted and self-promoted races
         - current uncertain economic environment and weak advertising market
         -     impact of engine specifications


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At December 31, 2001, our investments consisted of corporate bonds, U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 136 days. At December 31, 2000, our investments consisted of corporate bonds, U.S. Agency issues and repurchase agreements. The weighted average maturity of the portfolio was 263 days. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes are included in Item 14 of this document.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be contained in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information required by this Item will be contained in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information required by this Item will be contained in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002, and such information is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be contained in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


(a)      List of Documents Filed as Part of this Report:
(1)      Consolidated Financial Statements start on page F-1
(2)      Financial Statement Schedule
         Schedule II Valuation and Qualifying Accounts is on page S-1
(3)      Exhibits
         3.1      Certificate of Incorporation of the Company filed December 8, 1997 (1)
         3.2      Bylaws of the Company(1)
         10.1A    2001 Long Term Stock Incentive Plan
         10.5     Form of Promoter Agreement(1)
         10.6     Promoter Agreement with Wisconsin State Park Speedway related to West
                  Allis, Wisconsin dated June 5, 1996(1)
         10.7     Promoter Agreement with Texaco Houston Grand Prix L.L.C. related to Houston, Texas dated
                  July 28, 1997(1)
         10.11    Form of Sponsorship Agreement(1)
         10.15    Promoter Agreement with Ganassi Group, L.L.C. related to Chicago, Illinois dated April 7, 1998(2)
         10.19    Promoter Agreement with Monterrey Grand Prix related to Monterrey, Mexico dated March 30, 2000(4)
         10.20    Promoter Agreement with Rockingham Motor Speedway related to Rockingham, England dated July 3, 2000(5)
         10.21    Employment Agreement with Joseph F. Heitzler dated December 4, 2000.(6)
         10.22    First Amendment to Championship Auto Racing Teams, Inc. Employment Agreement with Joseph F.
                  Heitzler, dated December 4, 2001.
         10.23    Employment Agreement with Christopher R. Pook as of December 18, 2001.
         10.24    Promoter Agreement with Grupo Automouilistico Nacional y Deportiuo, S. de R.L. de C.V. related to Mexico City, Mexico dated November 20, 2001
         10.25    Television Agreement Promotion Entertainment of Mexico, LLC
                  related to Mexican television rights dated February, 28, 2002
         10.26    Letter of Agreement with Chicago Motor Speedway, LLC related to the lease of Chicago Motor Speedway (the track) dated
                  February 21, 2002
         23.1     Consent of Deloitte & Touche LLP.

(b)      Reports on Form 8-K
         We were not required to file a form 8-K during the three months ended December 31, 2001.

(1) Incorporated by reference to exhibit filed as part of our Registration Statement on Form S-1 (Registration No. 333-43141)
(2) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(3) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 1998.
(4) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(5) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.
(6) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 28, 2002                       CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                            ------------------------------------
                                                       Registrant

                                              By:  /s/ Christopher R. Pook
                                                   ----------------------------
                                                   Christopher R. Pook
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       /s/ Christopher R. Pook                         Chief Executive Officer             March 28, 2002
       -----------------------------------------       and Director
               Christopher R. Pook

       /s/ Thomas L. Carter                            Chief Financial and                 March 28, 2002
       -----------------------------------------       Accounting Officer
               Thomas L. Carter

       /s/ Floyd R. Ganassi, Jr.                       Director                            March 28, 2002
       -----------------------------------------
               Floyd R. Ganassi, Jr.

       /s/ Barry E. Green                              Director                            March 28, 2002
       -----------------------------------------
               Barry E. Green

       /s/ James Grosfeld                              Director                            March 28, 2002
       -----------------------------------------
               James Grosfeld

       /s/ Carl A. Haas                                Director                            March 28, 2002
       -----------------------------------------
               Carl A. Haas

       /s/ James F. Hardymon                           Director                            March 28, 2002
       -----------------------------------------
               James F. Hardymon

       /s/ James A. Henderson                          Director                            March 28, 2002
       -----------------------------------------
               James A. Henderson

       /s/ U. E. Patrick                               Director                            March 28, 2002
       -----------------------------------------
               U.E. Patrick

       /s/ Fred T. Tucker                              Director                            March 28, 2002
       -----------------------------------------
               Fred T. Tucker

       /s/ Derrick Walker                              Director                            March 28, 2002
       -----------------------------------------
               Derrick Walker

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE

CHAMPIONSHIP AUTO RACING TEAMS, INC.
   Independent Auditors' Report...........................................  F-2
   Consolidated Balance Sheets as of December 31, 2001 and 2000...........  F-3
   Consolidated Statements of Operations for the Years
         Ended December 31, 2001, 2000 and 1999...........................  F-4

   Consolidated Statements of Stockholders' Equity for
         the Years Ended December 31, 2001, 2000 and 1999.................  F-5

   Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2001, 2000 and 1999...........................  F-6

   Notes to Consolidated Financial Statements.............................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Championship Auto Racing Teams, Inc.:

         We have audited the accompanying consolidated balance sheets of Championship Auto Racing Teams, Inc. (the "Company") at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Detroit, Michigan
February 1, 2002

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                    DECEMBER 31,
                                                                                              2001               2000
                                                                                              ----               ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                              $ 27,765            $ 19,504
   Short-term investments                                                                   87,621              98,206
   Accounts receivable (net of allowance for doubtful accounts
     of $7,388 and $6,539 in 2001 and 2000, respectively)                                    5,195               5,578
Current portion of notes receivable (net of allowance for doubtful
      notes of $123 and $0 in 2001 and 2000, respectively)                                    --                 2,535
   Inventory                                                                                    70                 151
   Prepaid expenses                                                                          2,805                 567
   Deferred income taxes                                                                     2,856               2,485
                                                                                          --------            --------
      Total current assets                                                                 126,312             129,026
NOTES RECEIVABLE (net of allowance for doubtful notes of
   $96 and $0 in 2001 and 2000, respectively)                                                 --                   147
PROPERTY AND EQUIPMENT- Net                                                                  4,832               7,327
GOODWILL (net of accumulated amortization of $133 and $493
     in 2001 and 2000, respectively)                                                         1,470               7,248
OTHER ASSETS (net of accumulated amortization
of $116 and $88 in 2001 and 2000, respectively)                                                327                 353
                                                                                          --------            --------
TOTAL ASSETS                                                                              $132,941            $144,101
                                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                       $  3,009            $  1,975
   Accrued liabilities:
      Royalties                                                                                222                 162
      Payroll                                                                                4,298               1,571
      Taxes                                                                                    110                 819
      Other                                                                                  5,558               1,316
   Deferred revenue                                                                          1,511               2,452
   Deposits                                                                                   --                   778
                                                                                          --------            --------
      Total current liabilities                                                             14,708               9,073
DEFERRED INCOME TAXES                                                                          297               1,134
COMMITMENTS AND CONTINGENCIES (Note 12)                                                       --                  --
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at
      December 31, 2001 and 2000                                                              --                  --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 14,718,134 and 15,765,467 shares issued
      and outstanding at December 31, 2001 and 2000, respectively                              147                 158
   Additional paid-in capital                                                               87,765             103,130
   Retained earnings                                                                        29,028              29,978
   Accumulated other comprehensive income                                                      996                 628
                                                                                          --------            --------
Total stockholders' equity                                                                 117,936             133,894
                                                                                          --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $132,941            $144,101
                                                                                          ========            ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                           2001            2000           1999
                                                                           ----            ----           ----

REVENUES:
   Sanction fees                                                        $ 47,226         $ 38,902        $ 35,689
   Sponsorship revenue                                                    12,314           21,063          19,150
   Television revenue                                                      5,228            5,501           5,018
   Engine leases, rebuilds and wheel sales                                 1,286            2,122           2,054
   Other revenue                                                           4,209            7,460           6,865
                                                                        --------         --------        --------
          Total revenues                                                  70,263           75,048          68,776
EXPENSES:
   Race distributions                                                     18,599           15,370          15,334
   Race expenses                                                          10,618            9,869           6,670
   Cost of engine rebuilds and wheel sales                                   348              652             610
   Administrative and indirect expenses (includes severance expense
      of $4,329, $2,758 and $0 for 2001, 2000 and 1999, respectively)     35,605           25,275          20,646
   Bad debt-sponsorship partner (Note 13)                                   --              6,320            --
   Asset impairment and strategic charges (Note 11)                        8,548             --              --
   Litigation expenses (Note 12)                                           3,547             --              --
   Depreciation and amortization                                           1,493            1,352           1,048
                                                                        --------         --------        --------
          Total expenses                                                  78,758           58,838          44,308
                                                                        --------         --------        --------
OPERATING INCOME (LOSS)                                                   (8,495)          16,210          24,468
   Interest income (net)                                                   7,033            7,463           5,255
                                                                                         --------        --------
INCOME (LOSS) BEFORE INCOME TAXES                                         (1,462)          23,673          29,723
INCOME TAX EXPENSE (BENEFIT)                                                (512)           8,520          10,865
                                                                        --------         --------        --------
NET INCOME (LOSS)                                                       $   (950)        $ 15,153        $ 18,858
                                                                        ========         ========        ========
EARNINGS (LOSS) PER SHARE:
     BASIC                                                              $  (0.06)        $    .97        $   1.22
                                                                        ========         ========        ========
     DILUTED                                                            $  (0.06)        $    .97        $   1.19
                                                                        ========         ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                                  15,289           15,624          15,427
                                                                        ========         ========        ========
   DILUTED                                                                15,289           15,657          15,908
                                                                        ========         ========        ========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                            COMMON STOCK       ADDITIONAL   RETAINED        OTHER                    COMPREHENSIVE
                                        -------------------      PAID-IN    EARNINGS    COMPREHENSIVE   STOCKHOLDERS'    INCOME
                                        SHARES       AMOUNT      CAPITAL    (DEFICIT)    INCOME (LOSS)      EQUITY        (LOSS)
                                     -----------   ---------   -----------  ----------  --------------   -----------  -------------

BALANCES, JANUARY 1, 1999               15,171    $     151    $  89,771    $  (4,033)    $     330       $  86,219
    Net income                            --           --           --         18,858          --            18,858     $  18,858
    Unrealized loss on investments        --           --           --           --            (652)           (652)         (652)
                                                                                                                        ---------
   Comprehensive income                   --           --           --           --            --              --       $  18,206
                                                                                                                        =========
   Stock issuance                          272            3        7,264         --            --             7,267
   Exercise of options                     143            2        2,636         --            --             2,638
                                     ---------    ---------    ---------    ---------     ---------       ---------
BALANCES, DECEMBER 31, 1999             15,586          156       99,671       14,825          (322)        114,330
     Net income                           --           --           --         15,153          --            15,153     $  15,153
     Unrealized gain on investments       --           --           --           --             950             950           950
                                                                                                                        ---------
   Comprehensive income                   --           --           --           --            --              --       $  16,103
                                                                                                                        =========
   Exercise of options                     179            2        3,459         --            --             3,461
                                     ---------    ---------    ---------    ---------     ---------       ---------
BALANCES, DECEMBER 31, 2000             15,765          158      103,130       29,978           628         133,894
     Net loss                             --           --           --           (950)         --              (950)    $    (950)
     Unrealized gain on investments       --           --           --           --             368             368           368
                                                                                                                        ---------
   Comprehensive loss                     --           --           --           --            --              --       $    (582)
                                                                                                                        =========
   Exercise of options                       7         --            109         --            --               109
   Acquisition and retirement
      of common stock                   (1,054)         (11)     (15,474)        --            --           (15,485)
                                     ---------    ---------    ---------    ---------     ---------       ---------
BALANCES, DECEMBER 31, 2001             14,718    $     147    $  87,765    $  29,028     $     996       $ 117,936
                                     =========    =========    =========    =========     =========       =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                   2001           2000            1999
                                                                                   ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $   (950)      $ 15,153       $ 18,858
Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
   Depreciation and amortization                                                   1,493          1,352          1,048
   Bad debt-sponsorship partner                                                     --            6,320           --
   In-kind revenue                                                                  --           (1,084)            (2)
   Net loss (gain) from sale/disposal of property and equipment                    1,975            (29)             1
   Impairment of goodwill                                                          5,628           --             --
   Deferred income taxes                                                          (1,208)        (2,014)           523
   Changes in assets and liabilities that provided (used)  cash:
      Accounts receivable                                                            383         (3,118)        (4,072)
      Inventory                                                                       81            160           (240)
      Prepaid expenses                                                            (2,238)          (305)            69
      Other assets                                                                    (2)           117           (160)
      Accounts payable                                                             1,034           (156)           185
      Accrued liabilities                                                          6,320          1,100         (1,407)
      Unearned revenue                                                              (941)        (2,429)           608
      Deposits                                                                      (778)           778           --
                                                                                --------       --------       --------
             Net cash provided by operating activities                            10,797         15,845         15,411
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of subsidiaries                                                     --             --           (1,858)
   Purchase of investments                                                       (60,950)       (90,255)       (41,181)
   Proceeds from sale and maturities of investments                               71,903         84,757         10,381
   Notes receivable                                                                2,682            622            870
   Acquisition of property and equipment                                            (880)        (2,353)        (1,035)
   Proceeds from sale of property and equipment                                       86            235           --
   Acquisition of trademark                                                           (1)           (24)           (43)
                                                                                --------       --------       --------
             Net cash provided by (used in) investing activities                  12,840         (7,018)       (32,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                       --             --             (314)
   Exercise of options                                                               109          3,461          2,638
   Repurchase of common stock                                                    (15,485)          --             --
   Issuance of common stock (net of underwriting discount and offering costs)       --             --            7,267
                                                                                --------       --------       --------
            Net cash provided by (used in) financing activities                  (15,376)         3,461          9,591
                                                                                --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               8,261         12,288         (7,864)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    19,504          7,216         15,080
                                                                                --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 27,765       $ 19,504       $  7,216
                                                                                ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                                              $  3,189       $  8,934       $ 11,046
                                                                                ========       ========       ========
      Interest                                                                  $      5       $   --         $     24
                                                                                ========       ========       ========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES--During 2001, 2000 and 1999, the Company received property and equipment worth approximately $0, $1.1 million, and $2,000 respectively, in exchange for sponsorship privileges to the providers.

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

         PRINCIPLES OF CONSOLIDATION. The consolidated statement of income includes the operations of the Company, CART and its wholly-owned subsidiary corporations CART Properties, Inc. and CART Licensed Products, Inc., American Racing Series, Inc. ("ARS") and Pro-Motion Agency Ltd. ("Pro-Motion"), both wholly-owned subsidiaries of the Company. All significant intercompany balances have been eliminated in consolidation.

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

         Substantially all of the Company's revenue is derived from sanction fees, sponsorship revenues, television revenues and engine leases, rebuilds and wheels sales, each of which is dependent upon continued fan support and interest in CART race events. Sanction fee revenues are fees paid to the Company by track promoters to sanction a CART event at the race venue and to provide the necessary race management. Beginning in 2002, the Company will be co-promoting and/or self-promoting certain events. The Company receives sponsorship revenues from companies who desire to receive brand and product exposure in connection with CART races. Pursuant to broadcast agreements, the Company generates revenues for the right to broadcast the races, with revenues based upon viewership with a minimum guarantee for our contracts through 2001 and for certain international contracts for 2002. Also in 2002, the Company will buy the air-time and pay for production for certain races and receive the advertising inventory for those races. The Company receives revenue from engine leases and rebuilds and wheel sales from teams racing in the Dayton Indy Lights Championship (the "DILC") operated by ARS. This revenue source will cease beginning in 2002, as the Company discontinued the DILC at the conclusion of the 2001 season. (See Note 11) The Company also receives revenues from royalty fees paid for licenses to use servicemarks of the Company, various drivers, teams, tracks and industry sponsors for merchandising programs and product sales.

         INVENTORY. Inventory consists of wheels, parts and merchandise, which are stated at the lower of cost or market on a first-in, first-out basis.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line and accelerated methods over their estimated useful lives which range from 3 to 20 years. Leasehold improvements are amortized over the shorter of the life of the leases or the remaining useful life of the leasehold improvements.

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

         SHORT-TERM INVESTMENTS. The Company's short-term investments are categorized as available-for-sale, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity as accumulated other comprehensive income until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

         GOODWILL. Goodwill represents the excess of the purchase price of ARS and B.P. Automotive, Ltd. ("BP") and Pro-Motion over the fair value of the net tangible and identifiable intangible assets of these acquisitions. Also included in goodwill is the purchase of the 45% minority interest of CART Licensed Products, L.P.. Goodwill is stated at cost and is amortized on a straight-line basis over 40 years. The Company assesses goodwill for impairment under Financial Accounting Standards Board's ("FASB") SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of fair value based on future profitability and cash flows. In 2001, the operations of ARS were discontinued, and as a result, the associated goodwill was deemed impaired. (See Note 11)

         MANAGEMENT ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2001 and 2000, and the reported amounts of revenues and expenses during the periods presented. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

         FINANCIAL INSTRUMENTS. The fair values and carrying amounts of certain of the Company's financial instruments, primarily accounts receivable, accounts payable and accrued liabilities, are approximately equivalent due to the short-term nature of the instruments.

         ACCOUNTING PRONOUNCEMENTS. The Company has adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," effective January 1, 2001. Management has determined that the impact of adoption of SFAS No. 133 on the Company's financial position, results of operations and cash flows is insignificant.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests accounting method. The adoption of SFAS No. 141 did not have an impact on the Company's financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement changes the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized; however, tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS No. 142, in fiscal 2002. The Company is evaluating the effect of SFAS No. 142 on the consolidated financial statements related to the impairment testing of goodwill. Pre-tax amortization of goodwill and other intangibles for the twelve months ended December 31, 2001 and 2000 was approximately $170,000 (exclusive of the impairment of goodwill related to DILC) and $220,000, respectively.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt this statement effective January 1, 2002, and has not determined the impact, if any, that this statement will have on its financial position or results of operations.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements in order for them to conform to the 2001 presentation.

2.       PUBLIC OFFERINGS

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

3.  SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification at December 31:


                                                                                   GROSS UNREALIZED
                                                                             ----------------------------
(IN THOUSANDS)                           COST          FAIR VALUE              GAIN                LOSS
                                        -------        ----------             -------             -------
2001
----
Letters of credit                       $ 8,167          $ 8,167             $  --               $  --
Corporate bonds                             507              511                   4                --
U.S. agencies securities                 77,951           78,943                 992                --
                                        -------          -------             -------             -------
Total short-term investments            $86,625          $87,621             $   996             $  --
                                        =======          =======             =======             =======

2000
----
Corporate bonds                         $ 1,502          $ 1,507             $     5             $  --
U.S. agencies securities                 96,076           96,699                 623                --
                                        -------          -------             -------             -------
Total short-term investments            $97,578          $98,206             $   628             $  --
                                        =======          =======             =======             =======

         Proceeds from sales of investments were approximately $2.4 million and $95.1 million in 2001 and 2000, respectively. In 2001 and 2000, gross gains and losses on such sales were not significant.

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

5.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                 (IN THOUSANDS)                     USEFUL LIFE
                                            2001              2000                  (IN YEARS)
                                       -------------    --------------  ---------------------------------------------
Engines                                   $   2,456        $    2,397                  Fully depreciated
Equipment                                     4,890             4,448                  5-20
Furniture and fixtures                          413               405                   10
Vehicles                                      3,553             3,562                  5-7
Other                                           215               230                   5 (except leasehold improvements)
                                       -------------    --------------

Total                                        11,527            11,042

Less accumulated depreciation                (6,695)           (3,715)
                                       -------------    --------------

Property and equipment (net)              $   4,832        $    7,327
                                       =============    ==============

         During 2001 and 2000, the Company received vehicles worth approximately $0 and $1.1 million, respectively, in exchange for sponsorship privileges to the providers. The revenues associated with these vehicles are included in sponsorship revenue and other revenue.

6.  CAPITAL STOCK

         During the year ended December 31, 2001, the Company repurchased and retired 1,054,000 shares of its common stock for an aggregate cost of $15.5 million, pursuant to its stock repurchase program authorized by the Board of Directors in April 2001. The program allows the Company to repurchase up to 2.5 million shares of its outstanding common stock from time to time in open market or privately negotiated transactions. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors, and accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

7.  OPERATING LEASES

         The Company has entered into various non-cancelable operating leases for office space and equipment which expire through 2004. Total rent expense for these operating leases were approximately $638,000, $594,000 and $483,000 for 2001, 2000 and 1999, respectively.

         Approximate future minimum lease payments under non-cancelable operating leases are as follows:
                                                               (IN THOUSANDS)
Year ending December 31:

                 2002                                                $ 294
                 2003                                                   34
                 2004                                                    7
                                                                     -----
Total                                                                $ 335
                                                                     =====

8.  INCOME TAXES

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

         The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31 are as follows:


                                                                                                   2001                     2000
                                                                                                   ----                     ----
                                                                                                          (IN THOUSANDS)
Current deferred tax assets (liabilities):
   Allowance for doubtful accounts                                                                $ 2,853                 $ 2,457
   Net capital loss carryforwards                                                                      55                      66
   State taxes                                                                                        (52)                    (38)
                                                                                                  -------                 -------
         Net current deferred tax asset                                                           $ 2,856                 $ 2,485
                                                                                                  =======                 =======

Non-current deferred tax assets (liabilities):
     Basis difference in fixed assets                                                             $  (628)                $  (842)
     Goodwill                                                                                         (64)                   (292)
     Charitable contribution carryforwards                                                            186                    --
     Tax credit carryforwards                                                                         209                    --
                                                                                                  -------                 -------
           Net non-current deferred tax liability                                                 $  (297)                $(1,134)
                                                                                                  =======                 =======



The provision (benefit) for income taxes consists of the following at December
31:

                                                                        2001                      2000                       1999
                                                                      --------                 --------                   --------
                                                                                           (IN THOUSANDS)

Current                                                               $    671                 $ 10,534                   $ 10,342
Deferred (credit)                                                       (1,183)                  (2,014)                       523
                                                                      --------                 --------                   --------
Total                                                                 $   (512)                $  8,520                   $ 10,865
                                                                      ========                 ========                   ========

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                        2001                      2000                       1999
                                                                      --------                 --------                   --------
Tax at U.S. federal statutory rate                                       (35.0%)                   35.0%                      35.0%
State income tax                                                           0.3                      1.9                        1.9
Meals and entertainment                                                   (8.9)                     0.5                        0.3
Tax exempt interest                                                       --                       (1.2)                      (0.7)
Other                                                                      8.6                     (0.2)                       0.1
                                                                      --------                 --------                   --------
Total                                                                    (35.0%)                   36.0%                      36.6%
                                                                      ========                 ========                   ========

9.  EMPLOYEE BENEFIT PLANS

         In 1991, the Company began a 401(k) savings plan (the "plan"). Contributions to the plan are in the form of employee salary deferral, subject to discretionary employer-matching contributions. The Company's contributions to the plan were approximately $86,000, $95,000 and $90,000 in 2001, 2000 and 1999,
respectively.

10.  DEBT

         At December 31, 2001 and 2000, the Company had an unused bank line of credit of $1.5 million. There were no amounts outstanding at December 31, 2001 and 2000. Advances on the line of credit are payable on demand, with interest at the bank's prime rate. The line of credit is secured by the Company's deposits with the bank.

11.  ASSET IMPAIRMENT AND STRATEGIC CHARGES

         During the third quarter of 2001, the Board of Directors of the Company adopted a formal exit plan with respect to the discontinuance of the DILC effective at the conclusion of the 2001 race season. This decision resulted from an in-depth analysis of the Company's development series conducted by management of the Company and Bain & Company, an independent consulting company. The analysis was initiated to determine the future viability of the DILC, operated by ARS. This analysis included discussions with DILC team owners and employees and discussions with Toyota Atlantics Championship ("TAC") team owners and employees. The TAC is operated by Pro-Motion. The analysis was completed in July, 2001.

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

         In 2001, the Company recorded charges of $8.5 million related to the formal exit plan for the discontinuance of operations of the DILC. The Company recorded charges of $7.6 million related to the impairment of goodwill ($5.6 million) and a write-down of the carrying value of property and equipment ($2.0 million). The carrying value of the property and equipment that has been impaired primarily relates to engines owned by ARS and used in the DILC. The Company has not identified any potential purchaser of the engines, and does not believe that there is a ready market for such engines.

         The Company also recorded charges of $885,000 resulting from management's estimate of certain expenses following the decision by the Company to discontinue the DILC operations. These charges included provisions for doubtful accounts, severance payments and other settlement charges.

12.  COMMITMENTS AND CONTINGENCIES

         REVENUE AGREEMENTS. The Company has entered into promoter, sponsorship and television agreements that extend through various dates, with the longest date expiring in the 2008 racing season. Under the promoter agreements, the Company is obligated to sanction CART Championship racing events and provide related race management functions. Under the sponsorship agreements, the Company grants certain corporations official sponsorship status. In return the corporations receive recognition and status rights, event rights and product category exclusivity rights. Television agreements with various broadcast companies include production, sales and worldwide distribution of the Company's events.

         INSURANCE. The Company is self-insured for the deductible amount ($50,000) on an insurance policy which provides accident medical expense benefits for participants of CART sanctioned races. Losses above the deductible amount are covered by the insurance policy.

         EMPLOYMENT AGREEMENTS. The Company has employment agreements with several of its officers. The employment agreements expire at various dates through December 2004. Certain of the employment agreements provide for a multiple of the individual's base salary in the event there is a termination of their employment as a result of a change in control in the Company.

         LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit sought damages in an unspecified amount for negligence and wrongful death. On November 5, 2001, a release signed by Mr. Rodriguez was upheld by the Court and the causes of action for negligence dismissed based on defendants' motion for summary judgment. The remaining count in the lawsuit is for willful and/or reckless conduct.

         On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino. This lawsuit was filed by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit seeks actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress. A motion for summary judgement was filed by all of the defendants on March 15, 2002.

         The Company intends to vigorously defend itself in each of these lawsuits and does not believe that it is liable for either of these incidents. The Company requires each promoter to indemnify us against any liability for personal injuries sustained at such promoter's racing event. In addition, the Company requires each promoter to carry liability insurance, naming us as a named insured. The Company also maintains liability insurance to cover racing incidents. Management does not believe that the outcome of these lawsuits will have a material adverse affect on our financial position or future results of operations.

         On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. The Company intends to vigorously defend itself in this lawsuit and does not believe the lawsuit has merit. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

         The Company is involved in other litigation not specifically identified above and does not believe the outcome of any of this litigation will have a material adverse affect on its financial position or future results of operation.

13.  BAD DEBT - SPONSORSHIP PARTNER

       Bad debt expense in 2000 of $6.3 million relates to a charge associated with the Company's sponsorship agreement with ISL Marketing AG ("ISL"). In 1998, ISL signed a nine (9) year contract to become the Company's exclusive marketing agent for solicitation of sponsorship agreements. The contract guaranteed the Company a minimum amount of sponsorship revenue for each year of the agreement. Following discussions with ISL, it had been determined that ISL did not intend to fulfill its commitment with respect to the remaining years of the agreement under its original terms and collectability of the guarantee for 2000 was uncertain. In June 2001, ISL declared bankruptcy in Switzerland.

14.  SEVERANCE EXPENSE

         During 2001, the Company recorded severance expense relating to the voluntary and involuntary resignation of certain employees, including the Company's President/CEO. These expenses amounted to $4.3 million ($2.8 million net of tax) and are included in administrative and indirect expenses.

         In June 2000, the Company's President/CEO announced his resignation. The former President/CEO entered into a severance agreement where the Company recorded a one-time severance payment of $2.8 million ($1.8 million net of tax).

         At December 31, 2001 and 2000, severance payments of $3.8 million and $1.2 million, respectively, were accrued.

15.  STOCK OPTION PLANS

         1997 STOCK OPTION PLAN. In December 1997, the Board of Directors of the Company (the "Board") authorized, and the stockholders of the Company approved, a stock incentive plan for executive and key management employees of the Company and its subsidiaries, including a limited number of outside consultants and advisors, effective as of the completion of the initial public offering ("IPO") (the "1997 Stock Option Plan"). Under the 1997 Stock Option Plan, key employees, outside consultants and advisors (the "Participants") of the Company and its subsidiaries (as defined in the 1997 Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option Plan). A maximum of 2,000,000 shares of common stock are subject to the 1997 Stock Option Plan. Options granted vest pro-rata over a three-year period. No stock option is exercisable after ten years from the date of the grant, subject to certain conditions and limitations. The purpose of the 1997 Stock Option Plan is to provide the Participants (including officers and directors who are also key employees) of the Company and its subsidiaries with an increased incentive to make significant contributions to the long-term performance and growth of the Company and its subsidiaries.

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

         All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock of the Company or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of December 31, 2001 and 2000, there were 72,500 and 87,500, respectively, Director NQSOs issued and outstanding.

         In May 2001, the Company's Board of Directors authorized and the stockholders of the Company approved a 2001 Long Term Stock Incentive Plan ("2001 Stock Option Plan"), which provides for grants of stock options to eligible participants including employees, officers, directors, consultants and other key persons. (See 2001 Stock Option Plan)

         No further options will be granted under either the 1997 Stock Option Plan or the Director's Stock Option Plan

         The following table summarizes information about stock options under the 1997 Stock Option Plan and Directors Stock Option Plan during 2001, 2000 and 1999 as follows:

                                                                         WEIGHTED      WEIGHTED
                                                                          AVERAGE      AVERAGE       WEIGHTED
                                                      NUMBER OF          REMAINING     EXERCISE       AVERAGE
1997 Director & Stock Option Plan                      SHARES              LIFE         PRICE       FAIR VALUE
--------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1998               1,202,500               4.2        $16.03             --
(15,000 are exercisable)
Granted                                               122,750               5.1         27.90           $10.99
Exercised                                            (142,427)             --           16.00             --
Forfeited                                             (16,535)             --           22.26             --
                                                   -----------------------------------------------------------
Options outstanding December 31, 1999               1,166,288               3.4        $17.20             --
(357,559 are exercisable)
Granted                                               439,650               9.6         21.28            10.70
Exercised                                            (178,899)             --           16.00             --
Forfeited*                                           (721,550)             --           16.26             --
                                                   -----------------------------------------------------------
Options outstanding December 31, 2000                 705,489               7.6        $20.99
(274,157 are exercisable)
Granted                                                  --                --            --               --
Exercised                                              (6,667)             --           16.00             --
Forfeited                                             (96,250)             --           24.18             --
                                                   -----------------------------------------------------------
Options outstanding December 31, 2001                 602,572               6.6        $20.50
(402,477 are exercisable)                          ==========================================


         * 600,000 options were forfeited in exchange for a severance payment made to the Company's former CEO.

         The weighted average price of exercisable options at December 31, 2001 was $20.00. Options outstanding at December 31, 2001 have a range in exercise price from $16.00 to $29.63.

         At December 31, 2001, 2000 and 1999, an additional 0, 1,173,185 and 891,285, respectively, shares were reserved for issuance under the 1997 Stock Option Plan and Directors Stock Option Plan.

         2001 STOCK OPTION PLAN. The 2001 Long Term Stock Incentive Plan authorizes the grant to participants of options to purchase up to 1,500,000 shares of the Company's common stock. This plan was designed to provide an additional incentive for key participants for the Company's success and to provide incentives to exert maximum efforts for the success of the Company by giving them the opportunity to continue to acquire a proprietary interest in the Company and to participate in its success.

          No officer may be granted more than 500,000 options during any one fiscal year. Options are granted only to employees, officers, directors, consultants and other persons providing key services to the Company or a subsidiary and the purchase price of each option granted cannot be less than 100% of the fair market value of the common stock on the date of grant.

         Options granted under the Plan are incentive stock options or non-qualified stock options as defined under the Internal Revenue Code of 1986, as amended. The shares issued upon the exercise of options granted may be previously unissued shares, reacquired shares, or shares bought in the market. The purchase price for all shares purchased pursuant to options exercised must be either paid in cash, or paid in full in common stock of the Company valued at fair market value on the date of exercise, or a combination of cash and common stock.

         The term of each option may not exceed ten years and, additionally, may not exceed twelve months following the termination of providing services to the Company, unless modified by the Compensation Committee.

                                                               WEIGHTED      WEIGHTED      WEIGHTED
                                                                AVERAGE       AVERAGE      AVERAGE
                                                  NUMBER       REMAINING     EXERCISE        FAIR
2001 STOCK OPTION PLAN                          OF SHARES        LIFE          PRICE         VALUE
---------------------------------------------- ------------- -------------- ------------ -------------
Options outstanding December 31, 2000                    --             --           --            --
(0 are exercisable)
Granted                                             851,250            9.8       $15.35         $7.47
Exercised                                                --             --           --            --
Forfeited                                             2,800             --        14.68            --
                                               ------------- -------------- ------------ -------------
Options outstanding December 31, 2001               848,450            9.8       $15.30            --
  (40,000 are exercisable)                     ============= ============== ============ =============


         The weighted average price of exercisable options at December 31, 2001 was $14.52. Options outstanding at December 31, 2001 have a range in exercise price from $13.30 to $16.11. At December 31, 2001, 651,550 shares were reserved for issuance under the 2001 Stock Option Plan.

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

         However, as required by SFAS No. 123, the Company has calculated pro forma information as if it had determined compensation cost based on the fair value at the grant date for its stock options granted to employees and directors. In accordance with SFAS No.123, for the year ended December

31, 2001, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility of 30%, expected dividend yield of 0%, risk-free interest rate of 4% and an expected life of 10 years. For the year ended December 31, 2000, the fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility of 27%, expected dividend yield of 0%, risk-free interest rate of 5% and an expected life of 10 years. For the year ended December 31, 1999, the fair value of option grants on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility of 30%, expected dividend yield of 0%, risk-free interest rate of 5% and an expected life of 5 years. Had the Company determined compensation cost based on the fair value at the grant date for its stock under SFAS No. 123, net earnings (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                       (IN THOUSANDS, EXCEPT
                                                       EARNINGS (LOSS) PER SHARE)

NET EARNINGS (LOSS)                         2001                  2000                  1999
-------------------                    -----------             ----------            ----------
As reported                             $     (950)            $   15,153            $   18,858
                                        ==========             ==========            ==========
Pro forma                               $   (1,787)            $   14,433            $   17,142
                                        ==========             ==========            ==========

DILUTED EARNINGS (LOSS) PER SHARE
----------------------------------
As reported                             $     (.06)            $      .97            $     1.19
                                        ==========             ==========            ==========
Pro forma                               $     (.12)            $      .92            $     1.08
                                        ==========             ==========            ==========



16.  SEGMENT REPORTING

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

                                                                    YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
(In Thousands)                                  RACING OPERATIONS              OTHER*                     TOTALS
                                                -----------------              ------                     ------

2001
----
Revenues                                          $ 69,915                   $    348                   $ 70,263
Interest income (net)                                7,013                         20                      7,033
Depreciation and amortization                        1,395                         98                      1,493
Segment loss before income taxes                    (1,421)                       (41)                    (1,462)

2000
----
Revenues                                          $ 74,425                   $    623                   $ 75,048
Interest income (net)                                7,447                         16                      7,463
Depreciation and amortization                        1,250                        102                      1,352
Segment income (loss) before income taxes           24,135                       (462)                    23,673

1999
----
Revenues                                       $ 67,195                   $  1,581                   $ 68,776
Interest income (expense) (net)                   5,289                        (34)                     5,255
Depreciation and amortization                       960                         88                      1,048
Segment income before income taxes               29,544                        179                     29,723

*Segment is below the quantitative thresholds for presentation as a reportable segment. This segment is related to the Company's licensing royalties.

         Reconciliations to consolidated financial statement totals at December 31 are as follows:

               (In Thousands)
               --------------
                                                             2001                2000
                                                         -------------       ------------
              Total assets for reportable segment           $131,901            $143,095
              Other assets                                     1,040               1,006
                                                            --------            --------

              Total consolidated assets                     $132,941            $144,101
                                                            ========            ========

              Total liabilities for reportable segment      $ 14,647            $  9,910
              Other liabilities                                  358                 297
                                                            --------            --------

              Total consolidated liabilities                $ 15,005            $ 10,207
                                                            ========            ========

         Domestic and foreign revenues, which are allocated to each country based on sanction fees, sponsorship revenues and television revenues, for each of the three years ended December 31 were as follows:

           (In Thousands)
            ------------
                                              2001               2000               1999
                                           -----------       ------------       -----------
              United States                  $40,717            $53,261            $48,518
              Canada                           7,032              7,618              7,037
              Other foreign countries         22,514             14,169             13,221
                                             -------            -------            -------
              Total                          $70,263            $75,048            $68,776
                                             =======            =======            =======

17.  EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. Shares contingently issuable relate to shares that would have been outstanding under certain stock option plans (see Note 15) upon the assumed exercise of dilutive stock options.



                                                                                YEAR ENDED DECEMBER 31,
                                                                        2001              2000           1999
                                                                        ----              ----           ----
                                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

       Net income (loss)                                              $   (950)         $ 15,153        $ 18,858
                                                                      ========          ========        ========

       Basic EPS:
           Weighted average common shares outstanding                   15,289            15,624          15,427
                                                                      ========          ========        ========
           Net earnings (loss) per common share, basic                $   (.06)         $    .97        $   1.22
                                                                      ========          ========        ========

       Diluted EPS:
           Weighted average common shares outstanding                   15,289            15,624          15,427
           Shares contingently issuable                                   --                  33             481
                                                                      --------          --------        --------
           Shares applicable to diluted earnings                        15,289            15,657          15,908
                                                                      ========          ========        ========
           Net earnings (loss) per common share, diluted              $   (.06)         $    .97        $   1.19
                                                                      ========          ========        ========

         The total number of shares excluded from the calculation of diluted net loss per share prior to application of the treasury stock method was 1,000 for the year ended December 31, 2001.

18.  RELATED PARTY TRANSACTIONS

         The Company receives sanction fees from promoters affiliated with certain of its directors. Total sanction fee revenue related to these entities for 2001, 2000 and 1999 was approximately $12.7 million, $6.4 million and $5.6 million, respectively. No sanction fees from a single related entity provided more than 10% of the Company's revenues in 2001, 2000 and 1999.

         The Company rented track facilities from promoters affiliated with certain of its directors. Total track rental expense related to these entities for 2001, 2000, and 1999 was approximately $59,000, $28,000 and $20,000, respectively.

         At December 31, 2001 and 2000, the Company has accounts receivable of approximately $1.7 million and $1.0 million, respectively, due from related parties affiliated with certain of its directors.

         The Company receives entry fees and other race-related income to participate in the CART Championship from teams affiliated with certain directors. Such fees received from these certain related parties amounted to $710,000, $1.4 million and $1.2 million in 2001, 2000 and 1999, respectively.

         The Company disburses purse winnings and awards to teams affiliated with certain of its directors. Total purse winnings and awards related to these entities for 2001, 2000 and 1999 were $6.4 million, $10.1 million and $9.8 million, respectively.

         The Company paid for at-track rights to promoters affiliated with certain of its directors in order to satisfy contractual obligations with certain sponsors. Total at-track rights related to these entities for 2001, 2000 and 1999 were $500,000, $800,000 and $800,000, respectively.

         The Company paid for marketing expenses to promoters affiliated with certain of its directors. Total marketing expenses related to these entities for 2001, 2000 and 1999 were $616,000, $0 and $0, respectively.

         The Company subsidized overseas travel expense for teams affiliated with certain of its directors. Total travel reimbursements for 2001, 2000 and 1999 were $1.7 million, $0 and $0, respectively.

         The Company records royalty expense paid to teams and promoters affiliated with certain of its directors. Total royalties for these entities for 2001, 2000 and 1999 were $40,000, $69,000 and $378,000, respectively.

         At December 31, 2001 and 2000, the Company has accounts payable and royalties payable of approximately $442,000 and $237,000, respectively, due to related parties affiliated with certain directors.

         In 2001, the Company repurchased 80,000 shares at the market price of $14.50 per share from a Director of the Company. The repurchase was made in compliance with the Company's repurchase program that was authorized by the Board of Directors in April 2001.

         An officer of the Company is a principal in a law firm which received fees for legal services provided to the Company. Such fees amounted to approximately $126,000, $172,000 and $126,000 in 2001, 2000 and 1999,
respectively.

19. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

(In Thousands, Except Earnings Per Share)         First          Second           Third              Fourth           Total
------------------------------------------------------------------------------------------------------------------------------
2001
----
Total revenues                                  $  6,439         $ 19,785        $ 29,559            $ 14,480         $ 70,263
Operating income (loss)                           (1,849)           4,157          (4,439)             (6,364)          (8,495)
Net income (loss)                                     81            3,949          (1,710)(2)          (3,270)            (950)
Basic earnings (loss)  per share                     .01              .25            (.11)               (.21)            (.06)
Diluted earnings (loss) per share                    .01              .25            (.11)               (.21)            (.06)

2000
----
Total revenues                                  $  7,848         $ 24,902        $ 27,756            $ 14,542         $ 75,048
Operating income (loss)                            1,650            7,714          10,211              (3,365)          16,210
Net income (loss)                                  2,013            6,124           7,770                (754)(1)       15,153
Basic earnings (loss)  per share                     .13              .39             .50                (.05)             .97
Diluted earnings (loss) per share                    .13              .39             .50                (.05)             .97

1 The Company recorded a bad debt expense of $6.3 million related to a charge associated with our sponsorship agreement with ISL. (See Note 13)

2 Includes asset impairment and strategic charges of $8.5 million relating to the discontinuance of our Indy Lights series and litigation expense of $3.5 million that was a result of a settlement with Texas Motor Speedway for the cancellation of a race that was to be held in April 2001.

                                                       SCHEDULE II



                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)



                                                                   CHARGED                               BALANCE
                                                  BEGINNING        TO COSTS          DEDUCTIONS         AT END OF
         DESCRIPTION                              OF PERIOD      AND EXPENSES            (1)            OF PERIOD
----------------------------------------------- -------------   ---------------     ------------     ---------------

Allowance for doubtful
  accounts (deducted from
  accounts receivable):
      Year Ended December 31, 2001 ............    $6,539            $1,077            $  328            $7,388
      Year Ended December 31, 2000 ............       250             6,546               257             6,539
      Year Ended December 31, 1999 ............       306                90               146               250

Allowance for doubtful
  notes (deducted from
  notes receivable):
       Year Ended December 31, 2001 ...........    $    0            $  219            $    0            $  219



(1)      Accounts deemed to be uncollectible.