Form 10-Q
period 2002-03-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2002-05-10
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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
Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                14,718,134 SHARES
         ----------------------------                -----------------
                     CLASS                        OUTSTANDING AT MAY 1, 2002



                         This report contains 19 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                                     PAGE

         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.

                     Consolidated Balance Sheets at March 31, 2002 and December 31, 2001              3

                     Consolidated Statements of Operations for the Three Months Ended
                     March 31, 2002 and 2001                                                          4

                     Consolidated Statement of Stockholders' Equity for the Three Months
                     Ended March 31, 2002                                                             5

                     Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2002 and 2001                                                          6

                     Notes to Consolidated Financial Statements                                       7


         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                  11


         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                                        17
                     ABOUT MARKET RISKS


PART II - OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS                                                               18

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                               18

         SIGNATURES                                                                                  19

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                         MARCH 31, 2002  DECEMBER 31, 2001
                                                                                         --------------  -----------------
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                $ 24,989        $ 35,932
   Short-term investments                                                                     96,459          79,454
   Accounts receivable (net of allowance for doubtful accounts
      of  $7,091 and $7,388, at March 31, 2002 and December 31, 2001, respectively)            6,927           5,195
   Current portion of notes receivable (net of allowance for doubtful
      notes of $123 and $123, at March 31, 2002 and December 31, 2001, respectively)             251              --
   Inventory                                                                                      95              70
   Prepaid expenses                                                                            1,298           2,805
   Deferred income taxes                                                                       2,748           2,856
                                                                                            --------        --------
      Total current assets                                                                   132,767         126,312
NOTES RECEIVABLE (net of allowance for doubtful notes of
      $96 and $96, at March 31, 2002 and December 31, 2001, respectively)                         --              --
PROPERTY AND EQUIPMENT- Net                                                                    5,461           4,832
NON-CURRENT DEFFERED INCOME TAXES                                                                355              --
GOODWILL (net of accumulated amortization of $133 and $133
   at March 31, 2002 and December 31, 2001, respectively)                                      1,470           1,470
OTHER ASSETS (net of accumulated amortization
   of $116 and $116 at March 31, 2002 and December 31, 2001, respectively)                       327             327
                                                                                            --------        --------
TOTAL ASSETS                                                                                $140,380        $132,941
                                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                         $  4,310        $  3,009
     Accrued liabilities:
      Race expense and point awards                                                              221              --
      Royalties                                                                                   45             222
      Payroll                                                                                  3,033           4,298
      Taxes                                                                                       83             110
      Other                                                                                    2,179           5,558
   Deferred revenue                                                                           13,923           1,511
                                                                                            --------        --------
      Total current liabilities                                                               23,794          14,708
DEFERRED INCOME TAXES                                                                             --             297
COMMITMENTS AND CONTINGENCIES                                                                     --              --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2002
      and December 31, 2001                                                                       --              --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 14,718,134 and 14,718,134 shares issued and
      outstanding at March 31, 2002 and December 31, 2001, respectively                          147             147
   Additional paid-in capital                                                                 87,765          87,765
   Retained earnings                                                                          28,434          29,028
   Unrealized gain on investments                                                                240
                                                                                            --------        --------
                                                                                                                 996
         Total stockholders' equity                                                          116,586         117,936
                                                                                            --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $140,380        $132,941
                                                                                            ========        ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                             2002             2001
                                                                           --------         --------
          REVENUES:
           Sanction fees                                                   $  2,704         $  2,590
           Sponsorship revenue                                                2,280            2,954
           Television revenue                                                   205              259
           Engine leases, rebuilds and wheel sales                               --              271
           Other revenue                                                        414              365
                                                                           --------         --------
                Total revenues                                                5,603            6,439

          EXPENSES:
           Race distributions                                                 1,023              741
           Race expenses                                                      1,851            1,826
           Cost of engine rebuilds and wheel sales                               --               99
           Television expense                                                    72               --
           Administrative and indirect expenses (includes severance
              expense of $0 and $386 for the three months ended
              March 31, 2002 and 2001, respectively)                          4,324            5,220
           Depreciation and amortization                                        334              402
                                                                           --------         --------
                Total expenses                                                7,604            8,288

          OPERATING LOSS                                                     (2,001)          (1,849)
           Interest income (net)                                              1,087            1,975
                                                                           --------         --------
          INCOME (LOSS) BEFORE INCOME TAXES                                    (914)             126
           Income tax expense (benefit)                                        (320)              45
                                                                           --------         --------
          NET INCOME (LOSS)                                                $   (594)        $     81
                                                                           ========         ========
          EARNINGS (LOSS) PER SHARE:
                         BASIC                                             $  (0.04)        $   0.01
                                                                           ========         ========
                         DILUTED                                           $  (0.04)        $   0.01
                                                                           ========         ========
          WEIGHTED AVERAGE SHARES OUTSTANDING:
                         BASIC                                               14,718           15,765
                                                                           ========         ========
                         DILUTED                                             14,718           15,766
                                                                           ========         ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                           COMMON STOCK        ADDITIONAL              ACCUMULATED OTHER
                                        ------------------       PAID-IN     RETAINED    COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                                        SHARES      AMOUNT       CAPITAL     EARNINGS    INCOME (LOSS)     EQUITY        LOSS
                                        ------      ------       -------     --------    -------------     ------        ----

BALANCES, DECEMBER 31, 2001             14,718     $     147    $  87,765   $  29,028     $     996      $ 117,936
   Net loss                                 --            --           --        (594)           --           (594)    $    (594)
   Unrealized loss on investments           --            --           --          --          (756)          (756)         (756)
                                                                                                                       ---------
   Comprehensive loss                                                                                                  $  (1,350)
                                                                                                                       =========
                                     ---------    ---------    ---------    ---------     ---------      ---------
BALANCES, MARCH 31, 2002                14,718     $     147    $  87,765   $  28,434     $     240      $ 116,586
                                     =========    =========    =========    =========     =========      =========



See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     2002         2001
                                                                   --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $   (594)    $     81
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
   Depreciation and amortization                                        334          402
   Net loss from sale of property and equipment                          14            4
   Deferred income taxes                                               (544)          69
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                            (1,732)        (482)
      Inventory                                                         (25)          16
      Prepaid expenses                                                1,507         (379)
      Other assets                                                       --           (2)
      Accounts payable                                                1,301          469
      Accrued liabilities                                            (4,627)        (670)
      Unearned revenue                                               12,412       16,071
      Deposits                                                           --         (778)
                                                                   --------     --------
             Net cash provided by operating activities                8,046       14,801

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                          (51,825)     (12,822)
   Proceeds from sale and maturities of investments                  34,064       18,341
   Notes receivable                                                    (251)         716
   Acquisition of property and equipment                               (997)        (239)
   Proceeds from sale of property and equipment                          20           11
   Acquisition of trademark                                              --           (1)
                                                                   --------     --------
           Net cash provided by (used in) investing activities      (18,989)       6,006

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                   (10,943)      20,807
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     35,932       19,504
                                                                   --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 24,989     $ 40,311
                                                                   ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Income taxes                                               $      1     $     92
                                                                   ========     ========

Interest                                                           $     --     $     --
                                                                   ========     ========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of March 31, 2002 and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three month periods ended March 31, 2002 and 2001 are not indicative of the results to be expected for the year.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams and its wholly-owned subsidiaries - CART, Inc., American Racing Series, Inc., Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. At the end of the 2001 season, the Company discontinued the operations of American Racing Series, Inc. All significant intercompany balances have been eliminated in consolidation.

            ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement changes the accounting and reporting for goodwill and other intangible assets. The Company adopted this statement on January 1, 2002, and goodwill will no longer be amortized; however, tests for impairment will be performed annually or when a triggering event occurs. The Company is evaluating the effect of SFAS No. 142 on the consolidated financial statements related to the impairment testing of goodwill. For the three months ended March 31, 2001, our reported net income and basic and diluted earnings per share were $81,000 and $0.01, respectively. Adjusted for the non-amortization provisions of SFAS No. 142, our reported net income and basic and diluted earnings per share would have been $96,000 (exclusive of the impairment of goodwill related to American Racing Series, Inc.) and $0.01, respectively, resulting in an increase in earnings of $15,000, or $0.00 per share for the first quarter. The after-tax impact in 2002 of the non-amortization provisions of SFAS No. 142 is expected to be $15,000 ($0.00 per share) for each of the four quarters.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on January 1, 2002, and there was no impact on the financial statements as of March 31, 2002.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 2001 unaudited consolidated financial statements in order for them to conform to the 2002 presentation.

2. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                                                     GROSS UNREALIZED
                                                                                     ----------------
(IN THOUSANDS)                                       COST        FAIR VALUE        GAIN           LOSS
                                                  -----------    -----------    ----------     ----------
MARCH 31, 2002
--------------
Corporate bonds                                      $ 4,138        $ 4,107        $   --          $  31
U.S. agencies securities                              92,081         92,352           271             --
                                                  -----------    -----------    ----------     ----------
Total short-term investments                         $96,219        $96,459        $  271          $  31
                                                  ===========    ===========    ==========     ==========


                                                                                     GROSS UNREALIZED
                                                                                     ----------------
(IN THOUSANDS)                                        COST       FAIR VALUE        GAIN           LOSS
                                                  -----------    -----------    ----------     ----------
DECEMBER 31, 2001
-----------------
Corporate bonds                                     $    507       $    511         $   4         $   --
U.S. agencies securities                              77,951         78,943           992             --
                                                  -----------    -----------    ----------     ----------
Total short-term investments                        $ 78,458       $ 79,454         $ 996         $   --
                                                  ===========    ===========    ==========     ==========

         There were no sales of investments for the three months ended March 31, 2002. Proceeds from sales of investments were approximately $1.4 million for the three months ended March 31, 2001.

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 2002 and December 31, 2001:

                                                            (IN THOUSANDS)
                                                     MARCH 31,         DECEMBER 31,                USEFUL LIFE
                                                       2002                2001                     (IN YEARS)
                                                 ---------------    ----------------    -----------------------------------
   Engines                                            $    --             $ 2,456       Disposed
   Equipment                                            5,567               4,890       5-20
   Furniture and fixtures                                 413                 413       10
   Vehicles                                             3,819               3,553       5-7
   Other                                                  218                 215       5 (except leasehold improvements)
                                                 ---------------    ----------------

   Total                                               10,017              11,527

   Less accumulated depreciation                       (4,556)             (6,695)
                                                 ---------------    ----------------

   Property and equipment (net)                       $ 5,461             $ 4,832
                                                 ===============    ================

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

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
($ in thousands)                                   RACING OPERATIONS        OTHER*           TOTAL
----------------                                   -----------------        ------           -----

2002
----
Revenues                                                $ 5,564              $ 39           $ 5,603
Interest income (net)                                     1,083                 4             1,087
Depreciation and amortization                               315                19               334
Segment loss before income tax benefit                     (901)              (13)             (914)

2001
----
Revenues                                                $ 6,365              $ 74           $ 6,439
Interest income (net)                                     1,970                 5             1,975
Depreciation and amortization                               378                24               402
Segment income before income taxes                          105                21               126

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

         Reconciliations to consolidated financial statement totals are as follows:

                                                           MARCH 31,         DECEMBER 31,
                                                             2002                2001
                                                         -------------       ------------
             Total assets for reportable segment            $ 139,347           $131,901
             Other assets                                       1,033              1,040
                                                         -------------       ------------

             Total consolidated assets                      $ 140,380           $132,941
                                                         =============       ============

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

         On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleges that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit seeks damages of an unspecified amount. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles. The suit seeks compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing, declaratory relief. An amended complaint adding a count for tortious breach of contract in violation of public policy was filed on April 9, 2002. The Company intends to vigorously defend itself in this lawsuit and does not believe the lawsuit has merit. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

         The Company is involved in other litigation not specifically identified above and does not believe the outcome of any of this litigation will have a material adverse affect on its financial position or future results of operation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         Beginning in 2002, we are transitioning our company from a sanctioning body to a marketing services company. Historically, we have derived our revenues from three primary sources: sanction fees paid by track promoters, corporate sponsorship fees and television revenues. Starting this year, we are introducing new revenue sources to our business model.

         At certain tracks, we will be promoting our own events, and at others, we will be partnering with experienced promoters. We intend to use the talent and experience of our key personnel to set the standard for promotion of CART sanctioned events, and we will participate in the potential net income from such successful events. For the events we will be co-promoting, we will receive lower up-front sanction fees, but our agreements provide for us to receive a majority of any profits until the original sanction fee is received, with an equal profit sharing thereafter. We are also taking on the risk of potential losses with these co-promoted events.

         We have also entered into new television agreements for 2002 with Speed Channel, Fox and CBS. These arrangements will significantly increase the number of high quality CART programming hours that will be available to our fans domestically. We will have six races broadcast on CBS and one race on FOX, with the balance airing on Speed Channel. We will buy the air-time and pay for production for the CBS and FOX races and receive the advertising time which we, along with our agents, will be responsible to sell. This new domestic television arrangement is different than our past television arrangement where we received a rights fee.

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

         ENGINE LEASE, REBUILDS AND WHEEL SALES. Engine lease revenue, relating to our discontinued Indy Lights series, was recognized ratably over the period covered by the agreement. Engine rebuilds and wheel sales were recognized when the product is delivered to the customer. This revenue ceased at the end of the 2001 Indy Lights season.

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

Impairment

         We are subject to impairment tests in assessing the valuation of our goodwill and long-lived assets. Goodwill represents the excess of the purchase price of American Racing Series ("ARS") and B.P. Automotive, Ltd. and Pro-Motion Agency over the fair value of the net tangible and identifiable intangible assets of these acquisitions. Also included in goodwill is the purchase of the 45% minority interest of CART Licensed Products, L.P. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of our goodwill and long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill or long-lived assets should be evaluated for possible impairment, the Company uses an estimate of fair value based on future profitability and cash flows.

         During 2001, we determined that the goodwill and certain long-lived assets associated with ARS were impaired due to our strategic decision to discontinue the operations of ARS at the conclusion of the 2001 season. As a result, we recorded an impairment charge for the goodwill and long-lived assets.

Litigation

         We are involved in litigation as a part of our normal course of business. Our litigation proceedings are included in our most recent Form 10-K,
Item 3: Legal Proceedings and updated, as needed, in Part II-Other Information,
Item 1: Legal Proceedings in this and subsequent Forms 10-Q. Management intends to vigorously defend against any litigation. When a complaint is filed by or against the Company that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and estimable, we record the expense. When we are the party filing the claim, we do not record income until the claim for damages is received.


RESULTS OF OPERATIONS


Three Months Ended March 31, 2002  Compared to Three Months Ended March 31, 2001

         REVENUES. Total revenues for the three months ended March 31, 2002 were $5.6 million, a decrease of $836,000 or 13% from the same period in the prior year. This was due to decreased sponsorship revenue, television revenue and engine leases, rebuilds and wheel sales partially offset by an increase in sanction fees and other revenue, as described below.

         Sanction fees for the three months ended March 31, 2002 were $2.7 million, an increase of $114,000, or 4%, from the same period in the prior year due to an annual escalation in sanction fees for our race in Monterrey, Mexico. We staged one race during the first quarter of 2002 and 2001.

         Sponsorship revenue for the three months ended March 31, 2002 was $2.3 million, a decrease of $674,000, or 23%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from the Indy Lights series which we discontinued at the end of the 2001 season, as well as a reduction in sponsorship fees from one of our sponsors, pursuant to a renegotiation clause in the applicable sponsorship contract.

         Television revenue for the three months ended March 31, 2002 was $205,000, a decrease of $54,000, or 21%, from the same period in the prior year. This decrease was due to a loss of guaranteed income from our former television partner, offset by revenue received from new international television distribution rights.

         There were no engine leases, rebuilds and wheel sales for the three months ended March 31, 2002, a decrease of $271,000 from the same period in the prior year. This decrease was due to the discontinuance of the Indy Lights Championship effective with the conclusion of the 2001 race season.

         Other revenue for the three months ended March 31, 2002 was $414,000, an increase of $49,000, or 13%, from the same period in the prior year. This increase was primarily attributable to an increase in commission sales from Toyota Atlantics suppliers.

         EXPENSES. Total expenses for the three months ended March 31, 2002 were $7.6 million, a decrease of $684,000, or 8%, from the same period in the prior year. This decrease was due to a decrease in administrative and indirect expenses, cost of engine rebuilds and wheel sales and depreciation, partially offset by an increase in race distributions and race expenses, as described below.

         Race distributions for the three months ended March 31, 2002 were $1.0 million, an increase of $282,000, or 38%, from the same period in the prior year. The increase was due to a $10,000 participation payment that we made to all of our teams, totaling $200,000. The increase was also due to one Toyota-Atlantic race being held in the three months ended March 31, 2002 compared to zero races being held in the same period in the prior year, partially offset by a decrease in Indy Lights race distributions due to zero races being held in the three months ended March 31, 2002 compared to one race being held in the same period in the prior year.

         Race expenses for the three months ended March 31, 2002 were $1.9 million, an increase of $25,000, or 1%, which was similar to the same period in the prior year.

         There was no cost of engine rebuilds and wheel sales for the three months ended March 31, 2002, a decrease of $99,000 from the same period in the prior year. This decrease is due to the discontinuance of the Indy Lights Championship effective with the conclusion of the 2001 season.

         Administrative and indirect expenses for the three months ended March 31, 2002 were $4.3 million, a decrease of $896,000, or 17%, from the same period in the prior year. This decrease was primarily attributable to a decrease in recruiting and strategic planning consulting expenses, as well as a severance payment to a former employee that was made in the same period in the prior year. The decrease also reflected a timing difference in our marketing expenditures in the three months ended March 31, 2002 compared to the same period in the prior year.

         Depreciation and amortization expense for the three months ended March 31, 2002 was $334,000, compared to depreciation and amortization expense of $402,000 for the same period in the prior year. We ceased amortizing goodwill as of January 1, 2002 in compliance with the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         OPERATING LOSS. Operating loss for the three months ended March 31, 2002 was $2.0 million, an increase of $152,000 compared to an operating loss of $1.8 million for the same period in the prior year due to the items discussed above.

         INTEREST INCOME (NET). Interest income (net) for the three months ended March 31, 2002 was $1.1 million compared to interest income (net) of $2.0 million from the same period in the prior year. The decrease of $888,000 was primarily attributable to a decrease in interest rates.

         INCOME (LOSS) BEFORE INCOME TAXES. Loss before income taxes for the three months ended March 31, 2002 was $914,000, compared to income before income taxes of $126,000 from the same period in the prior year due to the items discussed above.

         INCOME TAX EXPENSE (BENEFIT). Income tax benefit for the three months ended March 31, 2002 was $320,000, compared to income tax expense of $45,000 from the same period in the prior year.

         NET INCOME (LOSS). Net loss for the three months ended March 31, 2002 was $594,000 compared to net income of $81,000 from the same period in the prior year due to the items discussed above.


SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of races (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results. During each of the three month periods ended March 31, 2002 and 2001, CART held one race in Monterrey, Mexico.


LIQUIDITY AND CAPITAL RESOURCES

         We have relied on the proceeds from our available cash and cash flow from operations to finance working capital, investments and capital expenditures during the past year.

         We have a $1.5 million revolving line of credit with a commercial bank. As of March 31, 2002, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on March 31, 2002 was $25.0 million, a net decrease of $10.9 million from December 31, 2001. This decrease was primarily the result of net cash provided by operating activities of $8.0 million, partially offset by net cash used in investing activities of $19.0 million.

         We anticipate capital expenditures of approximately $3.5 million during the next twelve months. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs.

         We have entered into various non-cancelable leases for office space and equipment through 2010.

         We have implemented a stock repurchase program that was authorized by our Board of Directors in April 2001. The program allows us to repurchase up to 2,500,000 shares of our outstanding stock, of which 1,054,000 shares have been repurchased for an aggregate of $15.5 million through March 31, 2002.

We did not repurchase any shares in the three months ended March 31, 2002. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

         Beginning in 2002, we will be co-promoting and/or self-promoting certain race events. The events' financial success will be dependent on the sale of tickets, sponsorship, hospitality, signage and other commercial rights associated with the events. For the events where we will co-promote, we have negotiated a reduction in the sanction fee payable to us, and we will share in the net income of the events. We have entered into agreements with certain of these co-promoted events whereby we have agreed to share in any losses incurred as a result of these events. For the events where we will be the promoter, we will have to increase our expenditures for promotion and may have to make some capital expenditures. We are unable to assess the financial outcome of these events.

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


RELATED PARTIES

         We have entered into, and we will continue to enter into, transactions with entities that are affiliated with our directors and/or 5% stockholders who are owners of our race teams. Race teams that participate in the CART Championship receive purse distributions on a per race basis and from the year end point fund which amounts have been paid based solely upon their performance in specific races. All of these payments are made to our race teams regardless of the affiliation with our directors or significant shareholders. During 2002, we also paid a participation payment to our race teams, including those affiliated with directors and/or 5% stockholders. The following table provides information with respect to payments made during the three months ended March 31, 2002 by us to race teams that are affiliated with directors and/or significant shareholders of CART:

RACE TEAM/AFFILIATED DIRECTOR                                     PURSE DISTRIBUTIONS           PARTICIPATION PAYMENTS
-----------------------------                                     -------------------           ----------------------

Newman/Haas Racing/Carl A. Haas                                          $ 150,000                     $ 20,000
Team Green/Barry E. Green                                                   94,000                       30,000
Chip Ganassi Racing Teams, Inc./Chip Ganassi                                27,000                       20,000
Forsythe Racing, Inc./Gerald R. Forsythe                                    53,000                       20,000
Patrick Racing, Inc./U.E. Patrick                                           11,000                       10,000
Derrick Walker Racing, Inc./Derrick Walker                                  13,000                       10,000

         Carl A. Haas, a director of the Company and a race team owner, is a principal owner of Carl Haas Racing Teams, Ltd. and Texaco Houston Grand Prix L.L.C., each of which have entered into Promoter Agreements with respect to CART Championship races at the Wisconsin State Park Speedway in West Allis, Wisconsin and at a temporary road course in Houston, Texas. Pursuant to the terms thereof, a CART Championship race was to be held in West Allis through 2001 and in Houston through 2003. We are currently in negotiations to finalize our agreement for 2002, with the promoter having the option to extend for 2003 and 2004, for the race at Wisconsin State Park Speedway and believe that the terms will be substantially similar to our previous agreement. The Houston, Texas race will not be held in 2002 due to construction on the temporary circuit in downtown Houston. The sanction fees payable to CART under these agreements have been similar to those paid by independent race promoters. Pursuant to the existing Promoter Agreement and our current discussions with respect to the 2002 race at Wisconsin State Park Speedway, entities affiliated with Mr. Haas will pay sanction fees to CART in the aggregate amount of $1.7 million (Milwaukee - in negotiation) and $2.7 million (Houston) in 2002 and 2003, respectively. In addition, we anticipate that we will pay a total of $100,000 in sales costs and $100,000 in marketing expenses in relation to our race at Wisconsin State Park Speedway during 2002.

         Gerald R. Forsythe, a race team owner and 5% stockholder, is a principal owner of the entities which entered into Promoter Agreements with respect to CART Championship races in Rockingham, England and in Mexico City, Mexico beginning in 2002. He is also a principal owner of Monterrey Grand Prix,
S. de R.L. de C.V. which entered into a Promoter Agreement with respect to a CART Championship race in Monterrey, Mexico. Pursuant to the terms thereof, a CART

Championship race will be held in Rockingham through 2006, in Mexico City through 2006 and in Monterrey through 2005. These entities affiliated with Mr. Forsythe have paid or will pay sanction fees to CART in the aggregate amount of $10.9 million for 2002, $11.2 million for 2003, $11.5 million for 2004, $11.9 million for 2005 and $9.3 million for 2006. However, we are currently negotiating an amendment relating to our race in Rockingham, England whereby we will co-promote the event, reduce the initial sanction fee and share in the percentage of profits. In addition, we have paid or anticipate that we will pay a total of $300,000 in sales costs and $291,000 in marketing expenses to these entities during 2002.

         Mr. Forsythe is also a principal owner of the entity that holds our Mexican television rights through 2004. In return for these rights, we will receive a minimum guarantee of $300,000, $325,000 and $350,000 for each of the three years ending 2002, 2003 and 2004, respectively. In addition, we will receive 70% of the net profits until we reach $500,000, $550,000 and $600,000 for each of the three years ending 2002, 2003 and 2004, respectively.

         Floyd R. Ganassi Jr., a director of the Company and a race team owner, is a principal owner of Chicago Motor Speedway, LLC and has entered into a Promoter Agreement with respect to a CART Championship race at Chicago Motor Speedway in Cicero (Chicago), Illinois. Pursuant to the terms thereof, a Championship race was to be held through 2003. The Chicago Motor Speedway, LLC was to pay sanction fees to CART of $2.0 million for 2002 and $2.1 million for 2003. In 2002, the Chicago Motor Speedway, LLC announced the suspension of all race events at Chicago Motor Speedway. We then entered into an agreement with the Chicago Motor Speedway, LLC where we will rent the track for $850,000 in 2002, and we will promote the race ourselves.

         In addition to the payments described above, CART receives revenues from its race teams, including those affiliated with CART directors and/or 5% stockholders, for entry fees, equipment leases and other payments based solely on participation in CART events. During the three months ended March 31, 2002, race teams affiliated with CART directors and/or 5% stockholders made such payments to CART as follows:

          Team Green/Barry E. Green                           $ 115,000
          Forsythe Racing, Inc./Gerald R. Forsythe               72,000
          Chip Ganassi Racing Teams, Inc./Chip Ganassi           72,000
          Newman/Haas Racing/Carl A. Haas                        75,000
          Patrick Racing, Inc./U.E. Patrick                      36,000
          Derrick Walker Racing, Inc./Derrick Walker             36,000

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



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At March 31, 2002, our investments consisted of corporate bonds, U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 287 days. Because of the relatively short-term nature of our investments, our interest rate risk is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division, case number 0271143. The complaint alleges that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit seeks damages of an unspecified amount. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the superior Court of the State of California, County of Los Angeles, case number BC270846. The suit seeks compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing, declaratory relief. An amended complaint adding a count for tortious breach of contract in violation of public policy was filed on April 9, 2002. The Company intends to vigorously defend itself in this lawsuit and does not believe the lawsuit has merit. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

Item 6.           Exhibits and Reports on Form 8-K.

        (a) Exhibits.
                  We were not required to file any additional exhibits for the three months ended March 31, 2002.

        (b) Reports on Form 8-K.
                  We were not required to file a form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CHAMPIONSHIP AUTO RACING TEAMS, INC.


   Date:   May 7, 2002                   By:     /s/  Thomas L. Carter
           -------------------------             ------------------------------

                                                Thomas L. Carter
                                                Chief Financial Officer