Form 10-Q
period 2002-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2002-08-14
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

            5350 Lakeview Parkway Drive South, Indianapolis, IN 46268
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (317) 715-4100

              (Registrant's telephone number, including area code)

            755 West Big Beaver Road, Suite 800, Troy, Michigan 48084
  (Former name, address and former fiscal year, if changed since last report)

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

    COMMON STOCK $0.01 PAR VALUE                        14,718,134 SHARES
       (class of common stock)                   (outstanding at August 1, 2002)



                         This report contains 23 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                                  PAGE
         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                         Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                         December 31, 2001                                                         3

                         Consolidated Statements of Operations for the Three and Six Months
                         Ended June 30, 2002 and 2001 (unaudited)                                  4

                         Consolidated Statement of Stockholders' Equity for the Six Months
                         Ended June 30, 2002 (unaudited)                                           5

                         Consolidated Statements of Cash Flows for the Six Months Ended
                         June 30, 2002 and 2001 (unaudited)                                        6

                         Notes to Consolidated Financial Statements (unaudited)                    7


         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                12


         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISKS                                                           21


PART II - OTHER INFORMATION

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          22

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                             22

         SIGNATURES                                                                               23

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                             (DOLLARS IN THOUSANDS)

                                                                                       JUNE 30, 2002      DECEMBER 31, 2001
                                                                                       -------------      -----------------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             $ 11,677             $ 27,765
   Short-term investments                                                                 107,132               87,621
   Accounts receivable (net of allowance for doubtful accounts
      of $7,482 and $7,338 at June 30, 2002 and December 31, 2001, respectively)           10,949                5,195
   Current portion of notes receivable (net of allowance for doubtful notes
      of $124 and $123, at June 30, 2002 and December 31, 2001, respectively)                 254                   --
   Inventory                                                                                   95                   70
   Prepaid expenses                                                                         1,464                2,805
   Deferred income taxes                                                                    4,807                2,856
                                                                                         --------             --------
      Total current assets                                                                136,378              126,312
NOTES RECEIVABLE (net of allowance for doubtful notes of $96 and $96, at
      June 30, 2002 and December 31, 2001, respectively)                                       --                   --
PROPERTY AND EQUIPMENT -  Net                                                               5,627                4,832
NON-CURRENT DEFERRED INCOME TAXES                                                             510                   --
GOODWILL                                                                                       --                1,470
OTHER ASSETS                                                                                  479                  327
                                                                                         --------             --------
TOTAL ASSETS                                                                             $142,994             $132,941
                                                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                      $  3,735             $  3,009
   Accrued liabilities:
      Race expenses and point awards                                                        1,463                   --
      Television expenses                                                                   4,257                   --
      Royalties                                                                                83                  222
      Payroll                                                                               2,639                4,298
      Taxes                                                                                    --                  110
      Other                                                                                 5,912                5,558
   Deferred revenue                                                                        11,956                1,511
                                                                                         --------             --------
      Total current liabilities                                                            30,045               14,708
DEFERRED INCOME TAXES                                                                          --                  297
COMMITMENTS AND CONTINGENCIES                                                                  --                   --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and
      outstanding at June 30, 2002 and December 31, 2001                                       --                   --
   Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 and 14,718,134 shares issued and outstanding at June 30, 2002
      and December 31, 2001, respectively                                                     147                  147
   Additional paid-in capital                                                              87,765               87,765
   Retained earnings                                                                       24,313               29,028
   Unrealized gain on investments                                                             724                  996
                                                                                         --------             --------
         Total stockholders' equity                                                       112,949              117,936
                                                                                         --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $142,994             $132,941
                                                                                         ========             ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                        THREE MONTHS              SIX MONTHS
                                                                                       ENDED JUNE 30,           ENDED JUNE 30,
                                                                                     2002         2001        2002         2001
                                                                                   --------     --------    --------     --------
       REVENUES:
           Sanction fees                                                           $ 11,822     $ 13,299    $ 14,527     $ 15,889
           Sponsorship revenue                                                        2,825        3,453       5,105        6,407
           Television revenue                                                         2,058        1,580       2,263        1,839
           Race promotion revenue                                                     1,798           --       1,798           --
           Engine leases, rebuilds and wheel sales                                       --          312          --          583
           Other revenue                                                              1,170        1,141       1,584        1,506
                                                                                   --------     --------    --------     --------
                Total revenues                                                       19,673       19,785      25,277       26,224

       EXPENSES:
           Race distributions                                                         6,328        4,620       7,351        5,361
           Race expenses                                                              2,471        2,746       4,322        4,572
           Race promotion expense                                                     3,087           --       3,087           --
           Cost of engine rebuilds and wheel sales                                       --          115          --          214
           Television expense                                                         4,640           --       4,712           --
           Administrative and indirect expenses (includes severance
              expense of $0 and $0 for the three months and six months ended
              June 30, 2002, respectively, and $810 and $1,196 for
              the three and six months ended June 30, 2001, respectively)             7,470        7,745      11,795       12,965
           Relocation expense                                                         1,305           --       1,305           --
           Depreciation and amortization                                                354          402         688          804
                                                                                   --------     --------    --------     --------
                Total expenses                                                       25,655       15,628      33,260       23,916

       OPERATING INCOME (LOSS)                                                       (5,982)       4,157      (7,983)       2,308
           Interest income-net                                                        1,115        1,965       2,201        3,940
                                                                                   --------     --------    --------     --------
       INCOME (LOSS) BEFORE INCOME TAXES                                             (4,867)       6,122      (5,782)       6,248
           Income tax expense (benefit)                                              (1,704)       2,173      (2,023)       2,218
                                                                                   --------     --------    --------     --------
       NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE             $ (3,163)    $  3,949    $ (3,759)    $  4,030
       CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)                         $     --     $     --    $   (956)    $     --
                                                                                   --------     --------    --------     --------
       NET INCOME (LOSS) AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE              $ (3,163)    $  3,949    $ (4,715)    $  4,030
                                                                                   ========     ========    ========     ========
       EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
                     BASIC                                                         $  (0.21)    $   0.25    $  (0.26)    $   0.26
                                                                                   ========     ========    ========     ========
                     DILUTED                                                       $  (0.21)    $   0.25    $  (0.26)    $   0.26
                                                                                   ========     ========    ========     ========
       EARNINGS (LOSS) PER SHARE AFTER CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE:
                     BASIC                                                         $  (0.21)    $   0.25    $  (0.32)    $   0.26
                                                                                   ========     ========    ========     ========
                     DILUTED                                                       $  (0.21)    $   0.25    $  (0.32)    $   0.26
                                                                                   ========     ========    ========     ========
       WEIGHTED AVERAGE SHARES OUTSTANDING:
                     BASIC                                                           14,718       15,547      14,718       15,655
                                                                                   ========     ========    ========     ========
                     DILUTED                                                         14,718       15,547      14,718       15,658
                                                                                   ========     ========    ========     ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                            ADDITIONAL               ACCUMULATED OTHER
                                         COMMON STOCK        PAID-IN      RETAINED     COMPREHENSIVE    STOCKHOLDERS'  COMPREHENSIVE
                                     SHARES        AMOUNT    CAPITAL      EARNINGS     INCOME (LOSS)       EQUITY           LOSS
                                     ------        ------    -------      --------     -------------       ------           ----
BALANCES, DECEMBER 31, 2001           14,718     $     147  $  87,765    $  29,028       $     996        $ 117,936
   Net loss                               --            --         --       (4,715)             --           (4,715)     $  (4,715)
   Unrealized loss on investments         --            --         --           --            (272)            (272)          (272)
                                                                                                                         ---------
   Comprehensive loss                                                                                                    $  (4,987)
                                                                                                                         =========


                                   ---------     ---------  ---------    ---------       ---------        ---------
BALANCES, JUNE 30, 2002               14,718     $     147  $  87,765    $  24,313       $     724        $ 112,949
                                   =========     =========  =========    =========     =========        =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                             2002         2001
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $ (4,715)    $  4,030
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change (net of tax)                        956           --
     Depreciation and amortization                                              688          804
     Net loss (gain) from sale of property and equipment                         20          (62)
     Deferred income taxes                                                   (2,243)         166
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                               (5,754)          13
           Inventory                                                            (25)          28
           Prepaid expenses                                                   1,341         (897)
           Other assets                                                        (152)          (3)
           Accounts payable                                                     726        2,108
           Accrued liabilities                                                4,166        3,375
           Deferred revenue                                                  10,445       15,664
           Deposits                                                              --         (778)
                                                                           --------     --------
                   Net cash provided by operating activities                  5,453       24,448

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                (51,795)     (19,937)
     Proceeds from sale of investments                                       32,013       28,898
     Notes receivable                                                          (255)       2,461
     Acquisition of property and equipment                                   (1,525)        (483)
     Proceeds from sale of property and equipment                                21           86
     Acquisition of trademark                                                    --           (1)
                                                                           --------     --------
                Net cash provided by (used in) investing activities         (21,541)      11,024

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of common stock                                                 --       (8,795)
                                                                           --------     --------
                Net cash provided by (used in) financing activities              --       (8,795)
                                                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (16,088)      26,677


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             27,765       19,504
                                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 11,677     $ 46,181
                                                                           ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Income taxes                                                    $      1     $    265
                                                                           ========     ========
           Interest                                                        $     --     $     --
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of June 30, 2002 and the results of its operations and its cash flows for the three months and six months ended June 30, 2002 and 2001.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months and six months ended June 30, 2002 and 2001 are not indicative of the results to be expected for the year.

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

         ACCOUNTING PRONOUNCEMENTS. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on January 1, 2002, and there was no impact on the financial statements as of June 30, 2002.

         In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations." The statement changes the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. The Company adopted this statement on January 1, 2002 and there was no impact on the financial statements as of June 30, 2002.

         On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement is intended to update, clarify and simplify existing accounting pronouncements. Management does not believe this statement will have a material effect on its consolidated financial statements.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 2001 unaudited consolidated financial statements in order for them to conform to the 2002 presentation.

2.  GOODWILL AND INTANGIBLE ASSETS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets." The statement requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives will be tested for impairment upon adoption of the statement and annually thereafter. The Company will perform its annual impairment review for intangible assets during the fourth quarter of each year, commencing with the fourth quarter of 2002. As a result of adoption, the Company no longer records amortization expense related to goodwill or intangible assets with indefinite useful lives.

         The Company adopted SFAS No. 142, effective January 1, 2002, which resulted in a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill. The goodwill was recorded under the purchase method of accounting for the purchases of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Such charge is non-recurring in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. Previous to the adoption of SFAS No. 142, the Company had accounted for its goodwill and intangible assets in accordance with the accounting standards existing at the time, and our analyses did not result in any impairment at that time.

         Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 5 - Segment Reporting. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology.

         A reconciliation of net income (loss) and earnings per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows:

                                                                      Three Months Ended                    Six Months Ended
                                                               June 30, 2002      June 30, 2001     June 30, 2002      June 30, 2001
Net income (loss)                                                $  (3,163)         $   3,949         $  (4,715)         $   4,030
Add back: Goodwill amortization, net of tax                             --                  7                --                 13
Add back: Trademark amortization, net of tax                            --                  4                --                  9
Cumulative effect of accounting change, net of tax                      --                 --               956                 --
                                                                 ---------          ---------         ---------          ---------
Adjusted net income                                              $  (3,163)         $   3,960         $  (3,759)         $   4,052
                                                                 ---------          ---------         ---------          ---------

Basic:
      Net income (loss) per share                                $   (0.21)         $    0.25         $   (0.32)         $    0.26
      Amortization net of tax                                           --                 --                --                 --
      Cumulative effect of accounting change, net of tax                --                 --              0.06                 --
                                                                 ---------          ---------         ---------          ---------
      Adjusted income (loss) per share                           $   (0.21)         $    0.25         $   (0.26)         $    0.26
                                                                 ---------          ---------         ---------          ---------

Diluted:
      Net income (loss) per share                                $   (0.21)         $    0.25         $   (0.32)         $    0.26
      Amortization net of tax                                           --                 --                --                 --
      Cumulative effect of accounting change, net of tax                --                 --              0.06                 --
                                                                 ---------          ---------         ---------          ---------
      Adjusted income (loss) per share                           $   (0.21)         $    0.25         $   (0.26)         $    0.26
                                                                 ---------          ---------         ---------          ---------

3. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                                            GROSS UNREALIZED
                                                                            ----------------
(IN THOUSANDS)                         COST          FAIR VALUE          GAIN             LOSS
--------------                         ----          ----------          ----             ----
JUNE 30, 2002
Letters of credit                    $  2,225         $  2,225         $     --         $     --
Corporate bonds                         4,112            4,136               24               --
U.S. agencies securities              100,071          100,771              700               --
                                     --------         --------         --------         --------
Total short-term investments         $106,408         $107,132         $    724         $     --
                                     ========         ========         ========         ========

DECEMBER 31, 2001
Letters of credit                    $  8,167         $  8,167         $     --         $     --
Corporate bonds                           507              511                4               --
U.S. agencies securities               77,951           78,943              992               --
                                     --------         --------         --------         --------
Total short-term investments         $ 86,625         $ 87,621         $    996         $     --
                                     ========         ========         ========         ========

         There were no sales of investments for the six months ended June 30, 2002. Proceeds from sales of investments were approximately $2.4 million for the six months ended June 30, 2001.

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2002 and December 31, 2001:

                                                      (IN THOUSANDS)
                                               JUNE 30,        DECEMBER 31,                   USEFUL LIFE
                                                 2002              2001                        (IN YEARS)
                                               --------          --------          ---------------------------------
         Engines                               $     --          $  2,456          Disposed
         Equipment                                5,870             4,890          5-20
         Furniture and fixtures                     412               413          10
         Vehicles                                 4,039             3,553          5-7
         Other                                      177               215          5 (except leasehold improvements)
                                               --------          --------

         Total                                   10,498            11,527

         Less accumulated depreciation           (4,871)           (6,695)
                                               --------          --------

         Property and equipment (net)          $  5,627          $  4,832
                                               ========          ========

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

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
($ in thousands)                                   RACING OPERATIONS        OTHER*           TOTAL
----------------                                   -----------------        ------           -----
2002
Revenues                                               $ 19,632              $ 41          $ 19,673
Interest income (net)                                     1,112                 3             1,115
Depreciation and amortization                               335                19               354
Segment loss before income taxes                         (4,855)              (12)           (4,867)

2001
Revenues                                               $ 19,677              $108          $ 19,785
Interest income (net)                                     1,959                 6             1,965
Depreciation and amortization                               378                24               402
Segment income before income taxes                        6,099                23             6,122



                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
($ in thousands)                                   RACING OPERATIONS        OTHER*           TOTAL
----------------                                   -----------------        ------           -----
2002
Revenues                                               $ 25,197              $ 80          $ 25,277
Interest income (net)                                     2,194                 7             2,201
Depreciation and amortization                               650                38               688
Segment loss before income taxes                         (5,758)              (24)           (5,782)

2001
Revenues                                               $ 26,043              $181          $ 26,224
Interest income (net)                                     3,929                11             3,940
Depreciation and amortization                               755                49               804
Segment income before income taxes                        6,204                44             6,248



*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

           ($ in thousands)                            JUNE 30,     DECEMBER 31,
           ----------------                              2002           2001
                                                         ----           ----
             Total assets for reportable segment       $142,741       $131,901
             Other assets                                   253          1,040
                                                       --------       --------

             Total consolidated assets                 $142,994       $132,941
                                                       ========       ========


         As a result of the Company's adoption of SFAS No. 142, the Racing Operations segment recorded a non-cash charge of $632,000, or $411,000 net of tax benefit of $221,000, and the Other segment recorded a non-cash charge of $838,000, or $545,000 net of tax benefit of $293,000, as a cumulative effect of accounting change for the write-off of goodwill effective in the first quarter of 2002.

6.  COMMITMENTS AND CONTINGENCIES

         LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit seeks damages in an unspecified amount for negligence and wrongful death. On November 5, 2001, a release signed by Mr. Rodriguez was upheld by the Court and the causes of action for negligence were dismissed based on the defendants' motion for summary judgment. The remaining count in the lawsuit is for willful and/or reckless conduct and the case is currently in the discovery phase.

         On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino. This lawsuit was filed by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit seeks actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress. A motion for summary judgement was filed by all of the defendants on March 15, 2002 and the case is pending.

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

         On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. The Company intends to vigorously defend itself in this lawsuit and does not believe the lawsuit has merit. The suit is currently in the discovery phase. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

         On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleges that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit seeks damages of an unspecified amount. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles. The suit seeks compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing and declaratory relief. An amended complaint adding a count for tortious breach of contract in violation of public policy was filed on April 9, 2002. The Company intends to vigorously defend itself in this lawsuit. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

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

         At certain tracks, we will be promoting our own events, and at others, we will be partnering with experienced promoters. We intend to use the talent and experience of our key personnel to set the standard for promotion of CART sanctioned events, and we will participate in the potential net income from such successful events rather than receiving fixed sanction fees as we have done in the past. For the events where we will be sharing revenues, we will receive lower up-front sanction fees, but our agreements provide for us to receive a majority of any profits until the original sanction fee is received, with profit sharing thereafter. We are also taking on the risk of potential losses with these revenue sharing events.

         We have also entered into new television agreements for 2002 with Speed Channel, Fox and CBS. These arrangements will significantly increase the number of high quality CART programming hours that will be available to our fans domestically. We will have seven races broadcast on CBS and one race on FOX, with the balance airing on Speed Channel. We will buy the air-time and pay for production for the CBS and FOX races and receive the advertising time which we, along with our agents, will be responsible for selling. This new domestic television arrangement is different than our past television arrangement where we received a rights fee.

         The significant changes to our business model affect the comparability of our financial results.

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

         One of our most critical accounting policies is revenue recognition. We recognize our revenues as they are earned, but the determination of when they are earned depends on the source of the revenue. Our assumptions for each revenue source are outlined below.

         SANCTION FEE REVENUE. Generally, sanction fees are paid in advance of the race and are recorded as deferred revenue. Revenue from sanction fees is not recognized until the event is completed. Beginning in 2002, we have entered into agreements with certain promoters where all or a portion of the contracted sanction fee has been reduced in exchange for a percentage of the profits from the event. The sanction fee received and our share of any profits from these events will be recognized as sanction fee revenue when the event is completed.

         SPONSORSHIP REVENUE. Generally, sponsorship agreements call for quarterly payments, and each payment is recorded as deferred revenue when paid. Revenue is recorded ratably over the life of the sponsorship agreement. Non-cash sponsorship revenue, such as vehicles or equipment received in exchange for sponsorship privileges to the providers, is recognized when it is received.

         ENGINE LEASE, REBUILDS AND WHEEL SALES. Engine lease revenue, relating to our discontinued Indy Lights series, was recognized ratably over the period covered by the agreement. Engine rebuilds and wheel sales were recognized when the product was delivered to the customer. This revenue ceased at the end of the 2001 Indy Lights season.

         TELEVISION REVENUE. Television revenue as it relates to minimum guarantees and rights fees is recognized ratably over the race schedule. Beginning in 2002, we will sell the advertising for the eight shows currently scheduled to be aired on the CBS and Fox networks. Advertising revenue will be recognized, based on ads sold, for these events when the event is completed and the advertising is aired. In addition, we receive international rights fees for complete coverage shows and highlight shows for all of our races broadcast internationally.

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

Impairment

         We adopted FASB Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets," effective January 1, 2002. The statement requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. The statement also requires that we test our goodwill and intangible assets for impairment upon adoption of the statement. Our goodwill was associated with our acquisitions of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Upon adoption of the statement, we recorded a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of the goodwill. The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

         During 2001, we determined that the goodwill and certain long-lived assets associated with American Racing Series, Inc. (ARS) were impaired due to our strategic decision to discontinue the operations of ARS at the conclusion of the 2001 season. As a result, we recorded an impairment charge for the goodwill and long-lived assets.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         REVENUES. Total revenues for the quarter ended June 30, 2002 were $19.7 million, compared to $19.8 million during the same period in the prior year. A decrease in sanction fees, sponsorship revenue and engine lease rebuild and wheel sales were partially offset by increases in television revenue and race promotion revenue as described below. Other revenue was similar to the same period in the prior year.

         Sanction fees for the quarter ended June 30, 2002 were $11.8 million, a decrease of $1.5 million, or 11%, from the same period in the prior year. This decrease was primarily the result of running five events, which paid sanction fees, in the second quarter of 2002 compared to six events in the same period in the prior year. Although we held six events in both 2002 and 2001, one of the races in 2002 was a self-promoted event, and the revenues from that event are reported in race promotion revenue. This decrease was partially offset by the annual escalation of sanction fees for the other five events.

         Sponsorship revenue for the quarter ended June 30, 2002 was $2.8 million, a decrease of $628,000, or 18%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from the Indy Lights series which we discontinued at the end of the 2001 race season, as well as a reduction in sponsorship fees from one of our sponsors, pursuant to a renegotiation clause in the applicable sponsorship contract.

         Television revenue for the quarter ended June 30, 2002 was $2.1 million, an increase of $478,000, or 30%, from the same period in the prior year. The increase was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights. In 2002, we purchase the air-time, and we receive the advertising revenue for our races broadcast on network television. In the second quarter of 2002, we had four races broadcast on network television. The corresponding expenses are reported below in television expenses. We also receive rights fees for the international broadcasts of all of our races.

         Race promotion revenue for the quarter ended June 30, 2002 was $1.8 million. There was no race promotion revenue for the same period in the prior year. Race promotion revenue for the quarter ended June 30, 2002 relates to our self-promoted race, the CART Grand Prix of Chicago, and includes revenues from sponsorships, ticket sales, hospitality sales, and all other revenue generated by the event.

         There were no engine leases, rebuilds and wheel sales for the three months ended June 30, 2002, a decrease of $312,000 from the same period in the prior year. This decrease was due to the discontinuance of the Indy Lights Championship.

         Other revenue for the quarter ended June 30, 2002 was $1.2 million, which was an increase of $29,000 or 3% from the same period in the previous year. Other revenue includes membership and entry fees, contingency awards money, royalty income and other miscellaneous revenue. The increase was primarily due to increased revenue from our Toyota Atlantics series due to having one additional race in the second quarter of 2002 and from increased commissions on chassis sales when compared with the previous year, partially offset by decreased royalty and merchandise sales and the loss of revenues as a result of the discontinuance of the Indy Lights Championship.

         EXPENSES. Total expenses for the quarter ended June 30, 2002 were $25.7 million, an increase of $10.0 million, or 64%, from the same period in the prior year. This increase was due to an increase in race distributions, television expenses, race promotion and relocation expenses partially offset by a decrease in race expenses, cost of engine rebuilds and wheel sales and administrative and indirect expenses as described below.

         Race distributions for the quarter ended June 30, 2002 were $6.3 million, an increase of $1.7 million, or 37%, from the same period in the prior year. The increase was due to a $10,000 per race participation payment that we make to all of our teams, beginning in March of 2002. In addition, we have provided $667,100 in assistance to certain teams in order to ensure their necessary participation in our series. The increase was also due to an increase in the purse and year-end points fund for the Toyota

Atlantics Series. Toyota Atlantics held five races in the three months ended June 30, 2002 compared to four races being held in the same period in the prior year. The increase was partially offset by a decrease in Indy Lights race distributions. The Indy Lights Championship held four races in the quarter ended June 30, 2001, and was discontinued at the conclusion of the 2001 race season.

         Race expenses for the quarter ended June 30, 2002 were $2.5 million, a decrease of $275,000, or 10% from the same period in the prior year. The decrease was primarily due to the discontinuance of the Indy Lights Championship.

         Race promotion expenses for the quarter ended June 30, 2002 were $3.1 million. There were no race promotion expenses for the same period in the prior year. Race promotion expenses for the quarter ended June 30, 2002 are the expenses incurred in connection with our self-promoted race, the CART Grand Prix of Chicago, and include all of the expenses associated with promoting that race.

         There was no cost of engine rebuilds and wheel sales for the three months ended June 30, 2002, a decrease of $115,000 from the same period in the prior year. This decrease is due to the discontinuance of the Indy Lights Championship which was effective with the conclusion of the 2001 race season.

         Television expense was $4.6 million with no corresponding expense in the prior period. The increase was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights with no corresponding expense. In 2002, we buy the air-time and pay for production expenses for our network races. In the second quarter of 2002, we had four races broadcast on network television. In addition, we incur incremental expenses to provide an international feed for all of our races.

         Administrative and indirect expenses for the quarter ended June 30, 2002 were $7.5 million, a decrease of $275,000, or 4%, from the same period in the prior year. This decrease was primarily attributable to a severance payment to a former employee that was made in the same period in the prior year and the discontinuance of the Indy Lights Championship, partially offset by an increase in legal fees, marketing and advertising, public relations and the advance program. Our new advance program team visits selected race venues prior to the event weekend and invites local media and corporate guests to participate in activities at the track in order to generate excitement in the market prior to the event.

         Relocation expenses for the quarter ended June 30, 2002 was $1.3 million with no corresponding expense in the same period in the prior year. This expense relates to our headquarters moving from Troy, Michigan to Indianapolis, Indiana.

         Depreciation and amortization for the quarter ended June 30, 2002 was $354,000, compared to depreciation and amortization of $402,000 for the same period in the prior year. We ceased amortizing goodwill as of January 1, 2002 in compliance with the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         OPERATING LOSS. Operating loss for the quarter ended June 30, 2002 was $6.0 million, compared to operating income of $4.2 million in the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME-NET. Interest income-net for the quarter ended June 30, 2002 was $1.1 million, a decrease of $850,000, or 43%, from the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for the quarter ended June 30, 2002 was $4.9 million, compared to income before income taxes of $6.1 million from the same period in the prior year.

         INCOME TAX BENEFIT. Income tax benefit for the quarter ended June 30, 2002 was $1.7 million, compared to an income tax expense of $2.2 million for the corresponding period in the prior year.

         NET LOSS. Net loss for the second quarter ended June 30, 2002 was $3.2 million compared to net income before effect of $3.9 million for the same period in the prior year.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         REVENUES. Total revenues for the six months ended June 30, 2002 were $25.3 million, a decrease of $947,000, or 4%, from the same period in the prior year. This decrease was due to lower sanction fees, sponsorship revenue and engine leases, rebuilds and wheel sales partially offset by an increase in television, race promotion and other revenue as described below.

         Sanction fees for the six months ended June 30, 2002 were $14.5 million, a decrease of $1.4 million, or 9%, from the same period in the prior year. This decrease was primarily the result of six events that paid sanction fees taking place in the six months ended June 30, 2002 compared to seven events in the same period in the prior year. Although we held seven events in both of the six month periods ended June 30, 2002 and 2001, one of the races in 2002 was a self-promoted event, and the revenues from that event are reported in race promotion revenue. This decrease was partially offset by annual escalation of sanction fees.

         Sponsorship revenue for the six months ended June 30, 2002 was $5.1 million, a decrease of $1.3 million, or 20%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from the Indy Lights series as well as a reduction in sponsorship fees from one of our sponsors, pursuant to a renegotiation clause in the applicable sponsorship contract.

         Television revenue for the six months ended June 30, 2002 was $2.3 million, an increase of $424,000, or 23%, from the same period in the prior year. The increase was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights. In 2002, we purchase the air-time, and we receive the advertising revenue for our races broadcast on network television. In the six months ended June 30, 2002, we had four races broadcast on network television. The corresponding expenses are reported below in television expenses. We also receive rights fees for the international broadcasts of all of our races.

         Race promotion revenue for the six months ended June 30, 2002 was $1.8 million. There was no race promotion revenue for the same period in the prior year. Race promotion revenue for the six months ended June 30, 2002 relates to our self-promoted race, the CART Grand Prix of Chicago, and includes revenues from sponsorships, ticket sales, hospitality sales, and all other revenue generated by the event.

         There were no engine leases, rebuilds and wheel sales for the six months ended June 30, 2002, a decrease of $583,000 from the same period in the prior year. This decrease was due to the discontinuance of the Indy Lights Championship.

         Other revenue for the six months ended June 30, 2002 was $1.6 million, an increase of $78,000, or 5%, from the same period in the prior year. Other revenue includes membership and entry fees, contingency awards money, royalty income and other miscellaneous revenue. The increase was primarily due to increased revenue from our Toyota Atlantics series due to having two additional races in the six months ended June 30, 2002 when compared to the same period in 2001, partially offset by decreased royalty and merchandise sales and the loss of revenues as a result of the discontinuance of the Indy Lights Championship.

         EXPENSES. Total expenses for the six months ended June 30, 2002 were $33.3 million, an increase of $9.3 million, or 39%, from the same period in the prior year. This increase was due to an increase in race distributions, race promotion and television expense, partially offset by a decrease in race expenses, cost of engine rebuilds and wheel sales, administrative and indirect expenses and depreciation and amortization as described below.

         Race distributions for the six months ended June 30, 2002 were $7.4 million, an increase of $2.0 million, or 37%, from the same period in the prior year. The increase was primarily due to a $10,000 per race participation payment that we make to all of our teams. In addition we have provided $667,100 in assistance to certain teams in order to ensure their necessary participation in our series. The increase was also due to an increase in the purse and year-end points fund for the Toyota Atlantics Series. Toyota Atlantics held six races in the six months ended June 30, 2002 compared to four races being held in the same period in the prior year. The increase was partially offset by a decrease in Indy Lights race. The Indy Lights Championship held four races in the six months ended June 30, 2001.

         Race expenses for the six months ended June 30, 2002 were $4.3 million, a decrease of $250,000, or 6%, from the same period in the prior year. This decrease is primarily due to the discontinuance of the Indy Lights Championship.

         Race promotion expenses for the quarter ended June 30, 2002 were $3.1 million. There were no race promotion expenses for the same period in the prior year. Race promotion expenses for the quarter ended June 30, 2002 are the expenses incurred in connection with our self-promoted race, the CART Grand Prix of Chicago, and include all of the expenses associated with promoting that race.

         There was no cost of engine rebuilds and wheel sales for the six months ended June 30, 2002, a decrease of $214,000 from the same period in the prior year. This decrease is due to the discontinuance of the Indy Lights Championship.

         Television expense for the six months ended June 30, 2002 was $4.7 million with no corresponding expense in the prior period. The increase was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights with no corresponding expense. In 2002, we buy the air-time and pay for production expenses for our network races. In the second quarter of 2002, we had four races broadcast on network television. In addition, we incur incremental expenses to provide an international feed for all of our races.

         Administrative and indirect expenses for the six months ended June 30, 2002 were $11.8 million, a decrease of $1.2 million, or 10%, from the same period in the prior year. This decrease was primarily attributable to a severance payment to a former employee that was made in the same period in the prior year and the discontinuance of the Indy Lights Championship, partially offset by an increase in legal fees, marketing and advertising, public relations and the advance program.

         Relocation expenses for the six months ended June 30, 2002 were $1.3 million with no corresponding expense in the same period in the prior year. This expense relates to our headquarters moving from Troy, Michigan to Indianapolis, Indiana.

         Depreciation and amortization for the six months ended June 30, 2002 were $688,000, compared to depreciation and amortization of $804,000 for the same period in the prior year. We ceased amortizing goodwill as of January 1, 2002 in compliance with the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         OPERATING LOSS. Operating loss for the six months ended June 30, 2002 was $8.0 million, compared to operating income of $2.3 million from the same period in the prior year.

         INTEREST INCOME-NET. Interest income-net for the six months ended June 30, 2002 was $2.2 million, a decrease of $1.7 million or 44%, from the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for the six months ended June 30, 2002 was $5.8 million, compared to income before income taxes of $6.2 million for the same period in the prior year.

         INCOME TAX BENEFIT. Income tax benefit for the six months ended June 30, 2002 was $2.0 million, compared to an income tax expense of $2.2 million for the same period in the prior year.

         NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Net loss before cumulative effect of accounting change for the six months ended June 30, 2002 was $3.8 million compared to net income before cumulative effect of accounting change of $4.0 million for the same period in the prior year.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Cumulative effect of accounting change for the six months ended June 30, 2002 was $1.5 million, or $956,000 net of tax benefit of $514,000. There was no corresponding amount in the same period in the prior year. The amount relates to our implementation of Statement of Financial Account Standard No. 142 pursuant to which we wrote off our impaired goodwill.

         NET LOSS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Net loss after effect of accounting change for the six months ended June 30, 2002 was $4.7 million compared to net income after effect of accounting change of $4.0 million for the same period in the prior year.

SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues and expenses during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of races (street course, superspeedway, etc.), the sanction fees attributed to those races and whether the races are aired on network television or Speed Channel will affect quarterly results. During the second quarter ended June 30, 2002, we held six races: Long Beach, California; Motegi, Japan; West Allis, Wisconsin; Monterrey, California; Portland, Oregon; and Cicero, Illinois.

LIQUIDITY AND CAPITAL RESOURCES

         We have relied on our cash flow from operations to finance working capital, investments and capital expenditures during the past year.

         We have a $1.5 million revolving line of credit with a commercial bank. As of June 30, 2002, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on June 30, 2002 was $11.7 million, a net decrease of $16.1 million from December 31, 2001. This decrease was primarily the result of net cash used in investing activities of $21.5 million which was offset by net cash provided by operations of $5.4 million.

         We anticipate capital expenditures of approximately $6.0 million to $7.0 million during the next twelve months. Of this amount, the Company will pay $4.0 million for the purchase of engines for use in our series in 2003 and 2004. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs.

         We have entered into various non-cancelable leases for office space and equipment through 2010.

         We have implemented a stock repurchase program that was authorized by our Board of Directors in April 2001. The program allows us to repurchase up to 2,500,000 shares of our outstanding stock, of which 1,054,000 shares have been repurchased for an aggregate of $15.5 million through December 31, 2001. We did not repurchase any shares in the six months ended June 30, 2002. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

         Beginning in 2002, we will be self-promoting certain race events and sharing revenue with promoters of certain other events. The events' financial success will be dependent on the sale of tickets, sponsorship, hospitality, signage and other commercial rights associated with the events. For the events where we will share revenue, we have negotiated a reduction in the sanction fee payable to us, and we will share in the net income of the events. We have entered into agreements with certain of these revenue sharing events whereby we have agreed to share in any losses incurred as a result of these events. For the events where we will be the promoter, we will have to increase our expenditures for promotion and may have to make some capital expenditures. We are unable to assess the financial outcome of these events.

         In light of current events and the overall state of the economy, we are uncertain whether we or our teams will be able to maintain the same levels of sponsorship income that we have reported in the past or secure additional sponsorship. In addition, we are unable to determine what effect these factors will have on our new television package and our ability to sell television advertising for our races. We are also unable to assess what impact a decrease in the disposable income of our fans will have on our promoters and, ultimately, our races.

         Our new television contracts, which run through 2004, require us to purchase air-time and produce the show at our expense for the races to be broadcast on CBS and Fox. We retain the advertising revenues for these races. Our fixed costs for 2002 are estimated to be approximately $8.6 million, of which $4.4 million was incurred through June 30, 2002.

         We have guaranteed a $2.0 million loan from the Miami Sports and Entertainment Authority to Raceworks, LLC, our Miami race promoter, relating to our race in Miami, Florida to be held in the fourth quarter of 2002. The loan is a five year agreement, payable in $200,000 installments per year beginning in October of 2002 with a balloon payment in the final year.

         As we have previously reported, we are party to several lawsuits. We cannot predict the outcome of the litigation, and at this time, management is unable to estimate the impact that ultimate resolution of these matters may have on the Company's financial position or future results of operations.

RELATED PARTIES

         We have entered into, and we will continue to enter into, transactions with entities that are affiliated with our directors and/or 5% stockholders who are owners of our race teams. Race teams that participate in the CART Championship receive purse distributions on a per race basis and from the year end point fund, which amounts have been paid based solely upon their performance in specific races. All of these payments are made to our race teams regardless of the affiliation with our directors or significant stockholders. During 2002, we also paid a participation payment to our race teams, including those affiliated with directors and/or 5% stockholders. The following table provides information with respect to payments made during the six months ended June 30, 2002 by us to race teams that are affiliated with directors and/or significant stockholders of CART:

RACE TEAM/AFFILIATED DIRECTOR                        PURSE DISTRIBUTIONS      PARTICIPATION PAYMENTS
-----------------------------                        -------------------      ----------------------
Newman/Haas Racing/Carl A. Haas                           $ 646,750                 $ 140,000
Team Green/Barry E. Green                                   640,000                   210,000
Chip Ganassi Racing Teams, Inc./Chip Ganassi                546,750                   180,000
Forsythe Racing, Inc./Gerald R. Forsythe                    318,250                   140,000
Patrick Racing, Inc./U.E. Patrick                           120,500                    70,000
Derrick Walker Racing, Inc./Derrick Walker                  128,000                    70,000

         Carl A. Haas, a director of the Company and a race team owner, is a principal owner of Carl Haas Racing Teams, Ltd. and Texaco Houston Grand Prix L.L.C., each of which have entered into Promoter Agreements with respect to CART Championship races at the Wisconsin State Park Speedway in West Allis, Wisconsin and at a temporary road course in Houston, Texas. Pursuant to the terms thereof, a CART Championship race was to be held in West Allis through 2001 and in Houston through 2003. During the second quarter, we finalized the West Allis agreement for 2002, with the promoter having the option to extend for 2003 and 2004, for the race at Wisconsin State Park Speedway. The Houston, Texas race will not be held in 2002 or 2003 due to construction on the temporary circuit in downtown Houston. The sanction fees payable to CART under these agreements have been similar to those paid by independent race promoters. Pursuant to the existing Promoter Agreements, entities affiliated with Mr. Haas will pay sanction fees to CART in the aggregate amount of $1.7 million (Milwaukee). If the option for the Milwaukee race is exercised, sanction fees paid for 2003 and 2004 will be $1.7 million and $1.7 million, respectively. In addition, we have incurred a total of $100,000 in sales costs and $59,000 in marketing expenses in relation to our race at Wisconsin State Park Speedway during 2002.

         Gerald R. Forsythe, a race team owner and 5% stockholder, is a principal owner of the entities which entered into Promoter Agreements with respect to CART Championship races in Rockingham, England and in Mexico City, Mexico beginning in 2002. He is also a principal owner of Monterrey Grand Prix,
S. de

R.L. de C.V. which entered into a Promoter Agreement with respect to a CART Championship race in Monterrey, Mexico. Pursuant to the terms thereof, a CART Championship race will be held in Rockingham through 2006, in Mexico City through 2006 and in Monterrey through 2005. These entities affiliated with Mr. Forsythe have paid or will pay sanction fees to CART in the aggregate amount of $9.5 million for 2002, $11.2 million for 2003, $11.5 million for 2004, $11.9 million for 2005 and $9.3 million for 2006. In addition, we have paid or anticipate that we will pay a total of $300,000 in sales costs and $217,000 in marketing expenses to these entities during 2002.

         Following the cancellation of the race scheduled to be run in Germany, officials at Rockingham expressed concern regarding the viability of running a single event in Europe. In order to assure that the Rockingham event could move forward, we are negotiating an amendment to the Promoter Agreement pursuant to which we expect to reduce the sanction fee to $2.8 million and we will assume certain costs, including freight and transportation, in the amount of $900,000.

         In order to change the date of the Mexico City race as requested by Mr. Forsythe's affiliated entity, we have agreed to pay another promoter $250,000. Mr. Forsythe's affiliated entity will reimburse us for $125,000 of that expense.

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

         Floyd R. Ganassi Jr., a former director of the Company and a race team owner, is a principal owner of Chicago Motor Speedway, LLC and has entered into a Promoter Agreement with respect to a CART Championship race at Chicago Motor Speedway in Cicero (Chicago), Illinois. Pursuant to the terms thereof, a Championship race was to be held through 2003. The Chicago Motor Speedway, LLC was to pay sanction fees to CART of $2.0 million for 2002 and $2.1 million for 2003. In 2002, the Chicago Motor Speedway, LLC announced the suspension of all race events at Chicago Motor Speedway. We then entered into an agreement with the Chicago Motor Speedway, LLC where we rented the track for $850,000 in 2002 and promoted the race ourselves.

         Mr. Ganassi is also principal owner of Target Chip Ganassi Racing, Inc., which has entered into an agreement by which Target Chip Ganassi Racing Inc. will run a third car for the remainder of the 2002 season. Pursuant to the terms thereof, we will pay Target Chip Ganassi Racing, Inc. $1.7 million for running the third car, and we will receive the right to sell certain sponsorship space on that car. Through June 30, 2002, we have paid $566,000 of this amount.

         In addition to the payments described above, CART receives revenues from its race teams, including those affiliated with CART directors and/or 5% stockholders, for entry fees, equipment leases and other payments based solely on participation in CART events and CART's self-promoted event. During the three months ended June 30, 2002, race teams affiliated with CART directors and/or 5% stockholders made such payments to CART as follows:

          Team Green/Barry E. Green                                    $ 187,360
          Forsythe Racing, Inc./Gerald R. Forsythe                       108,964
          Chip Ganassi Racing Teams, Inc./Chip Ganassi                    94,805
          Newman/Haas Racing/Carl A. Haas                                142,368
          Patrick Racing, Inc./U.E. Patrick                               71,500
          Derrick Walker Racing, Inc./Derrick Walker                      50,050

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

         -        competition in the sports and entertainment industry

         -        participation by race teams

         -        continued industry sponsorship

         -        regulation of tobacco and alcohol advertising and sponsorship

         -        competition by the IRL

         -        liability for personal injuries

         -        success of television contract

         -        renewal of sanction agreements

         -        participation by suppliers

         - success of self-promoted races and events where we share revenue with the promoters

         - current uncertain economic environment and weak advertising market

         -        impact of engine specifications



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At June 30, 2002, our investments consisted of corporate bonds, U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 314 days. Because of the relatively short-term nature of our investments, our market risk due to interest rate changes is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The annual meeting of stockholders of the Company was held on June 4, 2002 in Indianapolis, Indiana, and the following directors were elected to serve a term of one year:

                           James Grosfeld            Christopher R. Pook
                           Carl A. Haas              Rafael A. Sanchez
                           James F. Hardymon         Frederick Tucker
                           James A. Henderson        Derrick Walker
                           U.E. Patrick

                  At such annual meeting of stockholders, the following item was voted on by the stockholders:

                           To ratify the appointment of Deloitte & Touche LLP as the independent accountants for the year ended December 31, 2002:

                           Votes in Favor            Votes Against/Withheld             Abstentions/Broker Non-Votes
                           --------------            ----------------------             ----------------------------
                             13,206,520                      235,161                               8,768

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           We were not required to file any additional exhibits for the three months ended June 30, 2002.

                  (b)      Reports on Form 8-K.

                           We were not required to file a form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHAMPIONSHIP AUTO RACING TEAMS, INC.


   Date:       August 14, 2002       By:     /s/  Thomas L. Carter
               ------------------            ----------------------------

                                             Thomas L. Carter
                                             Chief Financial Officer