Form 10-Q/A
period 2002-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2002-09-23
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A


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

            5350 Lakeview Parkway Drive South, Indianapolis, IN 46268
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (317) 715-4100
                                ---------------
              (Registrant's telephone number, including area code)

            755 West Big Beaver Road, Suite 800, Troy, Michigan 48084
            ---------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE             14,718,134 SHARES
         ----------------------------             -----------------
        (class of common stock)              (outstanding at August 1, 2002)


                         This report contains 29 pages.

                                EXPLANATORY NOTE:

                  This Form 10-Q/A for the quarterly period ended June 30, 2002 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed by the Registrant on August 14, 2002, and is being filed to reflect the restatement of the Registrant's unaudited consolidated financial statements. The significant effects of the restatement are reflected in Note 7 to the unaudited consolidated financial statements.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                       PAGE
        ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    Consolidated Balance Sheets as of June 30, 2002 (as restated) and
                    December 31, 2001                                                   4

                    Consolidated Statements of Operations for the Three and Six Months
                    Ended June 30, 2002 (as restated) and 2001                          5

                    Consolidated Statement of Stockholders' Equity for the Six Months
                    Ended June 30, 2002 (as restated)                                   6

                    Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2002 (as restated) and 2001                                7

                    Notes to Consolidated Financial Statements                          8


        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       14


        ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                            23
                    ABOUT MARKET RISKS


PART II - OTHER INFORMATION

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  24

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                     24

       SIGNATURES                                                                       25

       CERTIFICATIONS                                                                   26

       EXHIBITS                                                                         28


                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         JUNE 30, 2002  DECEMBER 31, 2001
                                                                                         -------------  -----------------
                                                                                         (AS RESTATED,
                                                                                          SEE NOTE 7)
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                             $ 11,677      $ 27,765
      Short-term investments                                                                 107,132        87,621
      Accounts receivable (net of allowance for doubtful accounts
            of $7,482 and $7,338 at June 30, 2002 and December 31, 2001, respectively)        10,462         5,195
      Current portion of notes receivable (net of allowance for doubtful notes
            of $124 and $123, at June 30, 2002 and December 31, 2001, respectively)              254            --
      Inventory                                                                                   95            70
      Prepaid expenses                                                                         1,471         2,805
      Deferred income taxes                                                                    5,072         2,856
                                                                                            --------      --------
            Total current assets                                                             136,163       126,312
NOTES RECEIVABLE (net of allowance for doubtful notes of $96 and $96, at
            June 30, 2002 and December 31, 2001, respectively)                                    --            --
PROPERTY AND EQUIPMENT- Net                                                                    5,627         4,832
NON-CURRENT DEFERRED INCOME TAXES                                                                510            --
GOODWILL                                                                                          --         1,470
OTHER ASSETS                                                                                     479           327
                                                                                            --------      --------
TOTAL ASSETS                                                                                $142,779      $132,941
                                                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                                      $  3,735      $  3,009
      Accrued liabilities:
            Race expenses and point awards                                                     1,463            --
            Television expenses                                                                4,257            --
            Royalties                                                                             83           222
            Payroll                                                                            2,639         4,298
            Taxes                                                                                 --           110
            Other                                                                              6,329         5,558
      Deferred revenue                                                                        11,829         1,511
                                                                                            --------      --------
            Total current liabilities                                                         30,335        14,708
DEFERRED INCOME TAXES                                                                             --           297
COMMITMENTS AND CONTINGENCIES                                                                     --            --
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued
            and outstanding at June 30, 2002 and December 31, 2001                                --            --
      Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 and 14,718,134 shares issued and outstanding at June 30, 2002
            and December 31, 2001, respectively                                                  147           147
      Additional paid-in capital                                                              87,765        87,765
      Retained earnings                                                                       23,808        29,028
      Unrealized gain on investments                                                             724           996
                                                                                            --------      --------
                  Total stockholders' equity                                                 112,444       117,936
                                                                                            --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $142,779      $132,941
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                THREE MONTHS               SIX MONTHS
                                                                                ENDED JUNE 30,           ENDED JUNE 30,
                                                                              2002         2001         2002         2001
                                                                             --------     --------    --------     --------
                                                                            (AS RESTATED,             (AS RESTATED,
                                                                             SEE NOTE 7)              SEE NOTE 7)
REVENUES:
        Sanction fees                                                        $ 11,822     $ 13,299    $ 14,527     $ 15,889
        Sponsorship revenue                                                     2,825        3,453       5,105        6,407
        Television revenue                                                      2,058        1,580       2,263        1,839
        Race promotion revenue                                                  1,417           --       1,417           --
        Engine leases, rebuilds and wheel sales                                    --          312          --          583
        Other revenue                                                           1,170        1,141       1,584        1,506
                                                                             --------     --------    --------     --------
             Total revenues                                                    19,292       19,785      24,896       26,224

EXPENSES:
        Race distributions                                                      6,328        4,620       7,351        5,361
        Race expenses                                                           2,471        2,746       4,322        4,572
        Race promotion expense                                                  3,483           --       3,483           --
        Cost of engine rebuilds and wheel sales                                    --          115          --          214
        Television expense                                                      4,640           --       4,712           --
        Administrative and indirect expenses (includes severance
           expense of $0 and $0 for the three months and six months ended
           June 30, 2002, respectively, and $810 and $1,196 for
           the three and six months ended June 30, 2001, respectively)          7,470        7,745      11,795       12,965
        Relocation expense                                                      1,305           --       1,305           --
        Depreciation and amortization                                             354          402         688          804
                                                                             --------     --------    --------     --------
             Total expenses                                                    26,051       15,628      33,656       23,916

OPERATING INCOME (LOSS)                                                        (6,759)       4,157      (8,760)       2,308
        Interest income-net                                                     1,115        1,965       2,201        3,940
                                                                             --------     --------    --------     --------
INCOME (LOSS) BEFORE INCOME TAXES                                              (5,644)       6,122      (6,559)       6,248
        Income tax expense (benefit)                                           (1,976)       2,173      (2,295)       2,218
                                                                             --------     --------    --------     --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  $ (3,668)    $  3,949    $ (4,264)    $  4,030

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)                          $     --       $   --    $   (956)    $     --
                                                                             --------     --------    --------     --------
NET INCOME (LOSS)                                                            $ (3,668)    $  3,949    $ (5,220)    $  4,030
                                                                             ========     ========    ========     ========
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE:

              BASIC                                                          $ (0.25)     $   0.25    $ (0.29)     $   0.26
                                                                             ========     ========    ========     ========
              DILUTED                                                        $ (0.25)     $   0.25    $ (0.29)     $   0.26
                                                                             ========     ========    ========     ========
NET EARNINGS (LOSS) PER SHARE:
              BASIC                                                          $ (0.25)     $   0.25    $ (0.35)     $   0.26
                                                                             ========     ========    ========     ========
              DILUTED                                                        $ (0.25)     $   0.25    $ (0.35)     $   0.26
                                                                             ========     ========    ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                                                            14,718       15,547      14,718       15,655
                                                                             ========     ========    ========     ========
              DILUTED                                                          14,718       15,547      14,718       15,658
                                                                             ========     ========    ========     ========

See accompanying notes to consolidated financial statements

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                     ACCUMULATED
                                       COMMON STOCK       ADDITIONAL                    OTHER
                                      -------------        PAID-IN     RETAINED     COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                   SHARES      AMOUNT      CAPITAL     EARNINGS     INCOME (LOSS)      EQUITY           LOSS
                                   ------      ------      -------     --------     -------------   ------------    -------------
BALANCES, DECEMBER 31, 2001        14,718     $     147    $  87,765    $  29,028    $     996     $ 117,936
     Net loss (As restated,
       See Note 7)                     --            --           --       (5,220)          --        (5,220)       $  (5,220)
     Unrealized loss
       on investments                  --            --           --           --         (272)         (272)            (272)
                                                                                                                     ---------
     Comprehensive loss
        (As restated, See Note 7)                                                                                   $  (5,492)
                                  --------    ---------    ---------    ---------    ---------     ---------        =========
BALANCES, JUNE 30, 2002
     (As restated, See Note 7)     14,718     $     147    $  87,765   $  23,808     $     724     $ 112,444
                                  =========   ==========   =========   =========     =========     =========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         2002        2001
                                                                       --------     --------
                                                                   (AS RESTATED,
                                                                     SEE NOTE 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $ (5,220)    $  4,030
     Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
     Cumulative effect of accounting change (net of tax)                    956           --
     Depreciation and amortization                                          688          804
     Net loss (gain) from sale of property and equipment                     20          (62)
     Deferred income taxes                                               (2,508)         166
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                           (5,267)          13
           Inventory                                                        (25)          28
           Prepaid expenses                                               1,334         (897)
           Other assets                                                    (152)          (3)
           Accounts payable                                                 726        2,108
           Accrued liabilities                                            4,583        3,375
           Deferred revenue                                              10,318       15,664
           Deposits                                                          --         (778)
                                                                       --------     --------
                   Net cash provided by operating activities              5,453       24,448

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                            (51,795)     (19,937)
     Proceeds from sale of investments                                   32,013       28,898
     Notes receivable                                                      (255)       2,461
     Acquisition of property and equipment                               (1,525)        (483)
     Proceeds from sale of property and equipment                            21           86
     Acquisition of trademark                                                --           (1)
                                                                       --------     --------
                Net cash provided by (used in) investing activities     (21,541)      11,024

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of common stock                                             --       (8,795)
                                                                       --------     --------
                Net cash provided by (used in) financing activities          --       (8,795)
                                                                       --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (16,088)      26,677
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         27,765       19,504
                                                                       --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 11,677     $ 46,181
                                                                       ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                 $      1     $    265
                                                                       ========     ========
          Interest                                                     $     --     $     --
                                                                       ========     ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

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

         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Diluted per share amounts assume the exercise of shares contingently issuable under certain stock option plans when dilutive. Shares (in thousands) excluded from the dilutive per share calculations relating to these securities were approximately 1,079 and 712 for the three month periods for June 30, 2002 and 2001, respectively, and 1,079 and 709 for the six month periods ended June 30, 2002 and 2001, respectively.

         ACCOUNTING PRONOUNCEMENTS. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on January 1, 2002, and there was no impact on the financial statements upon adoption.

         In June 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations." The statement changes the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. The Company adopted this statement on January 1, 2002 and there was no impact on the financial statements upon adoption.

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

2.       GOODWILL AND INTANGIBLE ASSETS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets." The statement requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives.

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

         A reconciliation of net income (loss) and earnings per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows:


                                                                     Three Months Ended            Six Months Ended
                                                                June 30, 2002  June 30, 2001   June 30, 2002  June 30, 2001
                                                                -------------  -------------   -------------  -------------
Net income (loss)                                                 $  (3,668)      $   3,949      $  (5,220)      $   4,030
Add back: Goodwill amortization, net of tax                              --               7             --              13
Add back: Trademark amortization, net of tax                             --               4             --               9
Cumulative effect of accounting change, net of tax                       --              --            956              --
                                                                  ---------       ---------      ---------       ---------
Adjusted net income                                               $  (3,668)      $   3,960      $  (4,264)      $   4,052
                                                                  ---------       ---------      ---------       ---------


Basic:
          Net income (loss) per share                             $   (0.25)      $    0.25      $   (0.35)      $    0.26
          Amortization net of tax                                        --              --             --              --
          Cumulative effect of accounting change, net of tax             --              --           0.06              --
                                                                  ---------       ---------      ---------       ---------
          Adjusted income (loss) per share                        $   (0.25)      $    0.25      $   (0.29)      $    0.26
                                                                  ---------       ---------      ---------       ---------

Diluted:
          Net income (loss) per share                             $   (0.25)      $    0.25      $   (0.35)      $    0.26
          Amortization net of tax                                        --              --             --              --
          Cumulative effect of accounting change, net of tax             --              --           0.06              --
                                                                  ---------       ---------      ---------       ---------
          Adjusted income (loss) per share                        $   (0.25)      $    0.25      $   (0.29)      $    0.26
                                                                  ---------       ---------      ---------       ---------

3. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                                 GROSS UNREALIZED
                                                                 ----------------
(IN THOUSANDS)                       COST       FAIR VALUE        GAIN         LOSS
                                  ------------  ------------  ------------  ------------
JUNE 30, 2002
-------------
Letters of credit                 $      2,225  $      2,225  $         --  $       --
Corporate bonds                          4,112         4,136            24          --
U.S. agencies securities               100,071       100,771           700          --
                                  ------------  ------------  ------------  ------------
Total short-term investments      $    106,408  $    107,132  $        724  $       --
                                  ============  ============  ============  ============

DECEMBER 31, 2001
-----------------
Letters of credit                 $      8,167  $      8,167  $         --  $       --
Corporate bonds                            507           511             4          --
U.S. agencies securities                77,951        78,943           992          --
                                  ------------  ------------  ------------  ------------
Total short-term investments      $     86,625  $     87,621  $        996  $       --
                                  ============  ============  ============  ============

         There were no sales of investments for the six months ended June 30, 2002. Proceeds from sales of investments were approximately $2.4 million for the six months ended June 30, 2001.

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2002 and December 31, 2001:

                                              (IN THOUSANDS)
                                        JUNE 30,          DECEMBER 31,                    USEFUL LIFE
                                          2002                2001                        (IN YEARS)
                                     ------------        -----------            --------------------------------
Engines                                   $    --            $ 2,456            Disposed
Equipment                                   5,870              4,890            5-20
Furniture and fixtures                        412                413            10
Vehicles                                    4,039              3,553            5-7
Other                                         177                215            5 (except leasehold improvements)
                                      -----------        -----------

Total                                      10,498             11,527

Less accumulated depreciation              (4,871)            (6,695)
                                      -----------        -----------

Property and equipment (net)              $ 5,627            $ 4,832
                                      ===========        ===========

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

                                           THREE MONTHS ENDED JUNE 30,
                                           ---------------------------
($ IN THOUSANDS)                    RACING OPERATIONS     OTHER*        TOTAL
----------------                    -----------------     ------        -----
2002
----
Revenues                                 $ 19,251       $     41       $ 19,292
Interest income (net)                       1,112              3          1,115
Depreciation and amortization                 335             19            354
Segment loss before income taxes           (5,632)           (12)        (5,644)

2001
----
Revenues                                 $ 19,677       $    108       $ 19,785
Interest income (net)                       1,959              6          1,965
Depreciation and amortization                 378             24            402
Segment income before income taxes          6,099             23          6,122


                                            SIX MONTHS ENDED JUNE 30,
                                           ---------------------------
($ IN THOUSANDS)                      RACING OPERATIONS   OTHER*        TOTAL
----------------                      -----------------   ------        -----
2002
----
Revenues                                 $ 24,816       $     80       $ 24,896
Interest income (net)                       2,194              7          2,201
Depreciation and amortization                 650             38            688
Segment loss before income taxes           (6,535)           (24)        (6,559)

2001
----
Revenues                                 $ 26,043       $    181       $ 26,224
Interest income (net)                       3,929             11          3,940
Depreciation and amortization                 755             49            804
Segment income before income taxes          6,204             44          6,248

*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

($ IN THOUSANDS)
----------------                                 JUNE 30,      DECEMBER 31,
                                                  2002             2001
                                                --------         ---------
Total assets for reportable segment             $142,526         $131,901
Other assets                                         253            1,040
                                                --------         --------

Total consolidated assets                       $142,779         $132,941
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

         On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortuous interference with contract and business expectancy. The Company intends to vigorously defend itself in this lawsuit and does not believe the lawsuit has merit. The suit is currently in the discovery phase. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

         On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleges that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit seeks damages of an unspecified amount. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles. The suit seeks compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing and declaratory relief. An amended complaint adding a count for tortuous breach of contract in violation of public policy was filed on April 9, 2002. The Company intends to vigorously defend itself in this lawsuit. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

         The Company is involved in other litigation not specifically identified above and does not believe the outcome of any of this litigation will have a material adverse affect on its financial position or future results of operation.

7.       RESTATEMENT

         Subsequent to the issuance of the Company's condensed consolidated interim financial statements for the three and six months ended June 30, 2002, the Company's management determined that revenues for race promotion were overstated by $381,000 and expenses for race promotion were understated by $396,000. These revenues and expenses were earned and incurred as a result of a self-promoted racing event that was held on June 30, 2002.

         As a result, the accompanying consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 have been restated from the amounts previously reported. This restatement had the effect of increasing the net loss after taxes and the loss after cumulative effect of accounting change by $505,000, or $0.04 and $0.03 per basic and diluted share, for the three months and six months, respectively. A summary of the significant effects of the restatement is as follows (amounts in thousands except earnings
(loss) per share):

AS OF JUNE 30, 2002:
                                                      AS PREVIOUSLY       AS
                                                         REPORTED      RESTATED
                                                      -------------    --------
Accounts receivable                                     $ 10,949        $ 10,462
Prepaid expenses                                           1,464           1,471
Deferred income taxes                                      4,807           5,072
Total current assets                                     136,378         136,163
Total assets                                             142,994         142,779
Other accrued liabilities                                  5,912           6,329
Deferred revenue                                          11,956          11,829
Total current liabilities                                 30,045          30,335
Retained earnings                                         24,313          23,808
Total stockholder's equity                               112,949         112,444
Total liabilities and stockholder's equity               142,994         142,779

                                                                                THREE MONTHS                  SIX MONTHS
                                                                             ENDED JUNE 30, 2002          ENDED JUNE 30, 2002
                                                                             -------------------          -------------------

                                                                          AS PREVIOUSLY       AS        AS PREVIOUSLY       AS
                                                                             REPORTED      RESTATED       REPORTED       RESTATED
                                                                            --------       --------       --------       --------
Race promotion revenue                                                      $  1,798       $  1,417       $  1,798       $  1,417
Total revenues                                                                19,673         19,292         25,277         24,896
Race promotion expense                                                         3,087          3,483          3,087          3,483
Total expenses                                                                25,655         26,051         33,260         33,656
Operating income (loss)                                                       (5,982)        (6,759)        (7,983)        (8,760)
Income (loss) before income taxes                                             (4,867)        (5,644)        (5,782)        (6,559)
Income tax expense (benefit)                                                  (1,704)        (1,976)        (2,023)        (2,295)
Income (loss) before cumulative effect of accounting change                   (3,163)        (3,668)        (3,759)        (4,264)
Net income (loss)                                                             (3,163)        (3,668)        (4,715)        (5,220)

Earnings (loss) per share before cumulative effect of accounting change:
    Basic                                                                       (.21)          (.25)          (.26)          (.29)
    Diluted                                                                     (.21)          (.25)          (.26)          (.29)

Net earnings (loss) per share:
    Basic                                                                       (.21)          (.25)          (.32)          (.35)
    Diluted                                                                     (.21)          (.25)          (.32)          (.35)

Weighted average shares outstanding:
    Basic                                                                     14,718         14,718         14,718         14,718
    Diluted                                                                   14,718         14,718         14,718         14,718

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         This Form 10-Q/A for the quarterly period ended June 30, 2002 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed by the Registrant on August 14, 2002, and is being filed to reflect the restatement of the Registrant's unaudited consolidated financial statements. The significant effects of the restatement are summarized in Note 7 to the condensed consolidated interim financial statements. The following discussion and analysis gives effect to the restatement.

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

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company, including the respective notes thereto which are included in this Form 10-Q/A.

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

         RACE PROMOTION REVENUE. Payments for commercial rights associated with a self-promoted event that are received prior to the event are recorded as deferred revenue. Revenue is recorded when the event is completed. Expenses related to these events are recorded in race promotion expenses.

         OTHER REVENUES. Other revenues include membership and entry fees, contingency awards money and royalty income. Membership and entry fees are recognized ratably over the race schedule. Royalty income is recognized as the related product sales occur or on a monthly basis based on a minimum guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         REVENUES. Total revenues for the quarter ended June 30, 2002 were $19.3 million, compared to $19.8 million during the same period in the prior year. A decrease in sanction fees, sponsorship revenue and engine lease rebuild and wheel sales were partially offset by increases in television revenue and race promotion revenue as described below. Other revenue was similar to the same period in the prior year.

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

         Race promotion revenue for the quarter ended June 30, 2002 was $1.4 million. There was no race promotion revenue for the same period in the prior year. Race promotion revenue for the quarter ended June 30, 2002 relates to our self-promoted race, the CART Grand Prix of Chicago, and includes revenues from sponsorships, ticket sales, hospitality sales, and all other revenue generated by the event.

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

         EXPENSES. Total expenses for the quarter ended June 30, 2002 were $26.1 million, an increase of $10.4 million, or 67%, from the same period in the prior year. This increase was due to an increase in race distributions, television expenses, race promotion and relocation expenses partially offset by a decrease in race expenses, cost of engine rebuilds and wheel sales and administrative and indirect expenses as described below.

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

         Race promotion expenses for the quarter ended June 30, 2002 were $3.5 million. There were no race promotion expenses for the same period in the prior year. Race promotion expenses for the quarter ended June 30, 2002 are the expenses incurred in connection with our self-promoted race, the CART Grand Prix of Chicago, and include all of the expenses associated with promoting that race.

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

         Depreciation and amortization for the quarter ended June 30, 2002 was $354,000, compared to depreciation and amortization of $402,000 for the same period in the prior year. We ceased amortizing goodwill as of January 1, 2002 in compliance with the Financial Accounting Standards Board's issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         OPERATING LOSS. Operating loss for the quarter ended June 30, 2002 was $6.8 million, compared to operating income of $4.2 million in the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME-NET. Interest income-net for the quarter ended June 30, 2002 was $1.1 million, a decrease of $850,000, or 43%, from the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for the quarter ended June 30, 2002 was $5.6 million, compared to income before income taxes of $6.1 million from the same period in the prior year as a result of the above changes.

         INCOME TAX BENEFIT. Income tax benefit for the quarter ended June 30, 2002 was $2.0 million, compared to an income tax expense of $2.2 million for the corresponding period in the prior year.

         NET LOSS. Net loss for the second quarter ended June 30, 2002 was $3.7 million compared to net income before effect of $3.9 million for the same period in the prior year.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         REVENUES. Total revenues for the six months ended June 30, 2002 were $24.9 million, a decrease of $1.3 million, or 5%, from the same period in the prior year. This decrease was due to lower sanction fees, sponsorship revenue and engine leases, rebuilds and wheel sales partially offset by an increase in television, race promotion and other revenue as described below.

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

         Race promotion revenue for the six months ended June 30, 2002 was $1.4 million. There was no race promotion revenue for the same period in the prior year. Race promotion revenue for the six months ended June 30, 2002 relates to our self-promoted race, the CART Grand Prix of Chicago, and includes revenues from sponsorships, ticket sales, hospitality sales, and all other revenue generated by the event.

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

         EXPENSES. Total expenses for the six months ended June 30, 2002 were $33.7 million, an increase of $9.8 million, or 41%, from the same period in the prior year. This increase was due to an increase in race distributions, race promotion and television expense, partially offset by a decrease in race expenses, cost of engine rebuilds and wheel sales, administrative and indirect expenses and depreciation and amortization as described below.

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

         Race promotion expenses for the quarter ended June 30, 2002 were $3.5 million. There were no race promotion expenses for the same period in the prior year. Race promotion expenses for the quarter ended June 30, 2002 are the expenses incurred in connection with our self-promoted race, the CART Grand Prix of Chicago, and include all of the expenses associated with promoting that race.

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

         OPERATING LOSS. Operating loss for the six months ended June 30, 2002 was $8.8 million, compared to operating income of $2.3 million from the same period in the prior year.

         INTEREST INCOME-NET. Interest income-net for the six months ended June 30, 2002 was $2.2 million, a decrease of $1.7 million or 44%, from the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for the six months ended June 30, 2002 was $6.6 million, compared to income before income taxes of $6.2 million for the same period in the prior year as a result of the above changes.

         INCOME TAX BENEFIT. Income tax benefit for the six months ended June 30, 2002 was $2.3 million, compared to an income tax expense of $2.2 million for the same period in the prior year.

         LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Loss before cumulative effect of accounting change for the six months ended June 30, 2002 was $4.3 million compared to income before cumulative effect of accounting change of $4.0 million for the same period in the prior year.


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

         NET LOSS. Net loss for the six months ended June 30, 2002 was $5.2 million compared to net income of $4.0 million for the same period in the prior year.

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

                                                  PURSE          PARTICIPATION
RACE TEAM/AFFILIATED DIRECTOR                 DISTRIBUTIONS         PAYMENTS
-----------------------------                 -------------      -------------
Newman/Haas Racing/Carl A. Haas                 $ 646,750          $ 140,000
Team Green/Barry E. Green                         640,000            210,000
Chip Ganassi Racing Teams, Inc./Chip Ganassi      546,750            180,000
Forsythe Racing, Inc./Gerald R. Forsythe          318,250            140,000
Patrick Racing, Inc./U.E. Patrick                 120,500             70,000
Derrick Walker Racing, Inc./Derrick Walker        128,000             70,000

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         With the exception of historical information contained in this Form 10-Q/A, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The following factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                  99.1 Section 906 certification by Christopher R. Pook, Chief Executive Officer

                  99.2 Section 906 certification by Thomas L. Carter, Chief Financial Officer

         (b)  Reports on Form 8-K.

                  We were not required to file a form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHAMPIONSHIP AUTO RACING TEAMS, INC.


Date: September 23, 2002              By:  /s/  Thomas L. Carter
                                           -------------------------------------
                                           Thomas L. Carter
                                           Chief Financial Officer

         CERTIFICATIONS

         I, Christopher R. Pook, Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Championship Auto Racing Teams, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002



/s/ Christopher R. Pook
--------------------------
Christopher R. Pook
Chief Executive Officer

         CERTIFICATIONS

         I, Thomas L. Carter, Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Championship Auto Racing Teams, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002



/s/ Thomas L. Carter
-----------------------
Thomas L. Carter
Chief Financial Officer