Form 10-Q
period 2002-09-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2002-11-15
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

                                 (317) 715-4100
                                 --------------
              (Registrant's telephone number, including area code)

           755 West Big Beaver Road, Suite 800, Troy, Michigan 48084
--------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK $0.01 PAR VALUE                14,718,134 SHARES
    ----------------------------                -----------------
      (class of common stock)           (outstanding at November 1, 2002)



                         This report contains 33 pages.

                                TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION                                                                              PAGE


         ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         Consolidated Balance Sheets as of September 30, 2002 and
                         December 31, 2001                                                                     3

                         Consolidated Statements of Operations for the Three and Nine Months
                         Ended September 30, 2002 and 2001                                                     4

                         Consolidated Statement of Stockholders' Equity for the Nine Months
                         Ended September 30, 2002                                                              5

                         Consolidated Statements of Cash Flows for the Nine Months Ended
                         September 30, 2002 and 2001                                                           6

                         Notes to Consolidated Financial Statements                                            7


         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            12


         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                                                 22
                     ABOUT MARKET RISKS


PART II - OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS                                                                        23

         ITEM 4.     CONTROLS AND PROCEDURES                                                                  23

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                         23

         SIGNATURES                                                                                           24

         CERTIFICATIONS                                                                                       25

         EXHIBITS                                                                                             27



                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                                                         ------------------  -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 15,174          $ 27,765
   Short-term investments                                                                        87,776            87,621
   Accounts receivable (net of allowance for doubtful accounts
      of $1,524 and $7,338 at September 30, 2002 and December 31, 2001, respectively)             9,192             5,195
   Current portion of notes receivable (net of allowance for doubtful notes
      of $124 and $123, at September 30, 2002 and December 31, 2001, respectively)                   --                --
   Inventory                                                                                         95                70
   Prepaid expenses                                                                               1,473             2,805
   Deferred income taxes                                                                         10,359             2,856
                                                                                               --------          --------
      Total current assets                                                                      124,069           126,312
NOTES RECEIVABLE (net of allowance for doubtful notes of $96 and $96, at
      September 30, 2002 and December 31, 2001, respectively)                                        --                --
PROPERTY AND EQUIPMENT- Net                                                                       5,716             4,832
NON-CURRENT DEFFERED INCOME TAXES                                                                   457                --
GOODWILL                                                                                             --             1,470
OTHER ASSETS                                                                                        356               327
                                                                                               --------          --------
TOTAL ASSETS                                                                                   $130,598          $132,941
                                                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                            $  5,034          $  3,009
   Accrued liabilities:
      Race expenses and point awards                                                              2,171                --
      Television expenses                                                                         2,514                --
      Royalties                                                                                     119               222
      Payroll                                                                                     2,728             4,298
      Taxes                                                                                         929               110
      Other                                                                                       4,617             5,558
   Deferred revenue                                                                               8,141             1,511
                                                                                               --------          --------
      Total current liabilities                                                                  26,253            14,708

DEFERRED INCOME TAXES                                                                                --               297
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at September 30, 2002
      and December 31, 2001                                                                          --                --
   Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 and 14,718,134 shares issued and outstanding at September 30, 2002
      and December 31, 2001, respectively                                                           147               147
   Additional paid-in capital                                                                    87,765            87,765
   Retained earnings                                                                             15,498            29,028
   Accumulated other comprehensive income                                                           935               996
                                                                                               --------          --------
         Total stockholders' equity                                                             104,345           117,936
                                                                                               --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $130,598          $132,941
                                                                                               ========          ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                   THREE MONTHS                  NINE MONTHS
                                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                                2002           2001           2002           2001
                                                                              --------       --------       --------       --------
REVENUES:
    Sanction fees                                                             $ 12,555       $ 21,744       $ 27,082       $ 37,633
    Sponsorship revenue                                                          2,934          3,703          8,039         10,110
    Television revenue                                                           1,967          2,365          4,230          4,204
    Race promotion revenue                                                          --             --          1,417             --
    Engine leases, rebuilds and wheel sales                                         --            325             --            908
    Other revenue                                                                1,081          1,422          2,665          2,928
                                                                              --------       --------       --------       --------
         Total revenues                                                         18,537         29,559         43,433         55,783

EXPENSES:
    Race distributions                                                           8,427          8,399         15,778         13,760
    Race expenses                                                                4,110          3,227          8,432          7,799
    Race promotion expense                                                       5,452             --          8,935             --
    Cost of engine rebuilds and wheel sales                                         --            128             --            343
    Television expense                                                           4,892             --          9,604             --
    Administrative and indirect expenses (includes severance
       expense of $0 and $0 for the three and nine months ended
       September 30, 2002, respectively, and $257 and $1,453 for
       the three and nine months ended September 30, 2001, respectively)         8,966          9,803         20,762         22,766
    Litigation expense                                                              --          3,547             --          3,547
    Relocation expense                                                              --             --          1,305             --
    Asset impairment and strategic charges                                          --          8,548             --          8,548
    Depreciation and amortization                                                  357            346          1,045          1,151
                                                                              --------       --------       --------       --------
         Total expenses                                                         32,204         33,998         65,861         57,914

OPERATING INCOME (LOSS)                                                        (13,667)        (4,439)       (22,428)        (2,131)
    Realized gain on sale of investments                                             2             --              2             --
    Interest income (net)                                                          882          1,761          3,083          5,700
                                                                              --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                                              (12,783)        (2,678)       (19,343)         3,569
    Income tax expense (benefit)                                                (4,473)          (968)        (6,769)         1,249
                                                                              --------       --------       --------       --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   $ (8,310)      $ (1,710)      $(12,574)      $  2,320
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)                           $     --       $     --       $   (956)      $     --
                                                                              --------       --------       --------       --------
NET INCOME (LOSS)                                                             $ (8,310)      $ (1,710)      $(13,530)      $  2,320
                                                                              ========       ========       ========       ========
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE:
             BASIC                                                            $  (0.56)      $  (0.11)      $  (0.85)      $   0.15
                                                                              ========       ========       ========       ========
             DILUTED                                                          $  (0.56)      $  (0.11)      $  (0.85)          0.15
                                                                              ========       ========       ========       ========
NET EARNINGS (LOSS) PER SHARE:

              BASIC                                                           $  (0.56)      $  (0.11)      $  (0.92)      $   0.15
                                                                              ========       ========       ========       ========
              DILUTED                                                         $  (0.56)      $  (0.11)      $  (0.92)      $   0.15
                                                                              ========       ========       ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                                                             14,718         15,141         14,718         15,482
                                                                              ========       ========       ========       ========
              DILUTED                                                           14,718         15,149         14,718         15,485
                                                                              ========       ========       ========       ========

See accompanying notes to consolidated financial statements

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                               COMMON STOCK       ADDITIONAL           ACCUMULATED OTHER
                                           -------------------     PAID-IN     RETAINED  COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                                           SHARES       AMOUNT     CAPITAL     EARNINGS  INCOME (LOSS)     EQUITY           LOSS
                                           ------       ------     -------     --------  -------------     ------           ----

BALANCES, DECEMBER 31, 2001                 14,718       $147      $87,765      $29,028      $996         $117,936
   Net loss                                     --         --           --      (13,530)       --          (13,530)     $ (13,530)
   Accumulated other comprehensive income       --         --           --          --        (61)             (61)           (61)
                                                                                                                       ------------
   Comprehensive loss                                                                                                     $(13,591)
                                                                                                                       ============
                                          ---------    -------   ----------    --------     ------       ----------
BALANCES, SEPTEMBER 30, 2002                14,718        $147      $87,765     $15,498       $935         $104,345
                                          =========    =======   ==========    ========     ======       ==========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               2002            2001
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $ (13,530)      $   2,320
     Adjustments to reconcile net income (loss) to
            net cash provided by (used in) operating activities:
     Cumulative effect of accounting change (net of tax)                          956              --
     Depreciation and amortization                                              1,045           1,151
     Impairment of goodwill                                                        --           5,628
     Net loss from sale of property and equipment                                  17           1,973
     Deferred income taxes                                                     (7,743)         (4,049)
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                 (3,997)            249
           Inventory                                                              (25)             15
           Prepaid expenses                                                     1,332            (145)
           Other assets                                                           (29)             (2)
           Accounts payable                                                     2,025             902
           Accrued liabilities                                                  2,890          15,398
           Deferred revenue                                                     6,630           7,464
           Deposits                                                                --            (778)
                                                                            ---------       ---------
                   Net cash provided by (used in) operating activities        (10,429)         30,126

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                 (120,252)        (56,553)
     Proceeds from sale of investments                                        120,036          60,410
     Notes receivable                                                              --           2,463
     Acquisition of property and equipment                                     (1,971)           (616)
     Proceeds from sale of property and equipment                                  25              86
     Acquisition of trademark                                                      --              (1)
                                                                            ---------       ---------
                Net cash provided by (used in) investing activities            (2,162)          5,789

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                     --             109
      Repurchase of common stock                                                   --         (15,485)
                                                                            ---------       ---------
                Net cash used in financing activities                              --         (15,376)
                                                                            ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (12,591)         20,539
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               27,765          19,504
                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  15,174       $  40,043
                                                                            =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                      $       1       $     287
                                                                            =========       =========
          Interest                                                          $      --       $       6
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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of September 30, 2002 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2002 and 2001.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three months and nine months ended September 30, 2002 and 2001 are not indicative of the results to be expected for the year.

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

          BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Diluted per share amounts assume the exercise of shares contingently issuable under certain stock option plans when dilutive. Shares (in thousands) excluded from the dilutive per share calculations relating to these securities were approximately 1,079 and 771 for the three month periods ended September 30, 2002 and 2001, respectively, and 1,079 and 691 for the nine month periods ended September 30, 2002 and 2001, respectively.

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

         On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this statement will have a material effect on its consolidated financial statements.

         RECLASSIFICATIONS. Certain reclassifications have been made to the 2001 unaudited consolidated financial statements in order for them to conform to the 2002 presentation.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         The Company adopted SFAS No. 142, effective January 1, 2002, which resulted in a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill. The goodwill was recorded under the purchase method of accounting for the purchases of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Such charge is non-recurring in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. Previous to the adoption of SFAS No. 142, the Company had accounted for its goodwill and intangible assets in accordance with the accounting standards existing at the time, and the Company's analyses did not result in recognition of any impairment loss prior to the adoption of SFAS No. 142.

         Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 5 - Segment Reporting. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology.

         A reconciliation of net income (loss) and earnings per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows:

                                                                      Three Months Ended                  Nine Months Ended
                                                               September 30,     September 30,     September 30,      September 30,
                                                                   2002              2001              2002                 2001
                                                                ----------        ----------        ----------         ----------
Net income (loss)                                               $   (8,310)       $   (1,710)       $  (13,530)        $    2,320

Add back: Goodwill amortization, net of tax                              -                 7                 -                 20

Add back: Trademark amortization, net of tax                             -                 4                 -                 13

Cumulative effect of accounting change, net of tax                       -                 -               956                  -
                                                                ----------        ----------        ----------         ----------
Adjusted net income                                             $   (8,310)       $   (1,699)       $  (12,574)        $    2,353
                                                                ----------        ----------        ----------         ----------

Basic:
      Net income (loss) per share                               $    (0.56)       $    (0.11)       $    (0.92)        $     0.15

      Amortization net of tax                                            -                 -                 -                  -

      Cumulative effect of accounting change, net of tax                 -                 -              0.07                  -
                                                                ----------        ----------        ----------         ----------
      Adjusted income (loss) per share                          $    (0.56)       $    (0.11)       $    (0.85)        $     0.15
                                                                ----------        ----------        ----------         ----------

Diluted:
      Net income (loss) per share                               $    (0.56)       $    (0.11)       $    (0.92)        $     0.15

      Amortization net of tax                                            -                 -                 -                  -

      Cumulative effect of accounting change, net of tax                 -                 -              0.07                  -
                                                                ----------        ----------        ----------         ----------
      Adjusted income (loss) per share                          $    (0.56)       $    (0.11)       $    (0.85)        $     0.15
                                                                ----------        ----------        ----------         ----------

3. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                                    GROSS UNREALIZED
                                                                  ---------------------
(IN THOUSANDS)                        COST       FAIR VALUE         GAIN          LOSS
                                    -------      ----------       -------        ------
SEPTEMBER 30, 2002
------------------
Letters of credit                   $ 4,692        $ 4,692         $   --         $  --
Corporate bonds                       6,086          6,094              8            --
U.S. agencies securities             76,063         76,990            927            --
                                    -------        -------        -------        ------
Total short-term investments        $86,841        $87,776        $   935           $--
                                    =======        =======        =======        ======

DECEMBER 31, 2001
-----------------
Letters of credit                   $ 8,167        $ 8,167          $  --        $   --
Corporate bonds                         507            511              4            --
U.S. agencies securities             77,951         78,943            992            --
                                    -------        -------        -------        ------
Total short-term investments        $86,625        $87,621        $   996          $ --
                                    =======        =======        =======        ======

         Proceeds from sales of investments for the nine months ended September 30, 2002 were approximately $120.0 million. Proceeds from sales of investments were approximately $60.4 million for the nine months ended September 30, 2001.

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 2002 and December 31, 2001:


                                                       (IN THOUSANDS)
                                              SEPTEMBER 30,       DECEMBER 31,                  USEFUL LIFE
                                                  2002                2001                       (IN YEARS)
                                            ----------------    ---------------     --------------------------------
         Engines                                   $    --            $ 2,456       Disposed
         Equipment                                   6,262              4,890       5-20
         Furniture and fixtures                        412                413       10
         Vehicles                                    4,065              3,553       5-7
         Other                                         183                215       5 (except leasehold improvements)
                                            ----------------    ---------------

         Total                                      10,922             11,527

         Less accumulated depreciation              (5,206)            (6,695)
                                            ----------------    ---------------

         Property and equipment (net)              $ 5,716            $ 4,832
                                            ================    ===============

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

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------
($ in thousands)                                  RACING OPERATIONS         OTHER*                 TOTAL
----------------                                  -----------------         ------                 -----

2002
Revenues                                               $ 18,495              $ 42               $ 18,537
Interest income (net)                                       879                 3                    882
Depreciation and amortization                               338                19                    357
Segment loss before income taxes                        (12,771)              (12)               (12,783)


2001
Revenues                                               $ 29,468              $ 91               $ 29,559
Interest income (net)                                     1,756                 5                  1,761
Depreciation and amortization                               322                24                    346
Segment income before income taxes                       (2,616)              (62)                (2,678)


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
($ in thousands)                                 RACING OPERATIONS           OTHER*                 TOTAL
----------------                                 -----------------           ------                 -----

2002
Revenues                                               $ 43,311             $ 122                $ 43,433
Interest income (net)                                     3,073                10                   3,083
Depreciation and amortization                               989                56                   1,045
Segment loss before income taxes                        (19,307)              (36)                (19,343)

2001
Revenues                                               $ 55,511             $ 272                $ 55,783
Interest income (net)                                     5,685                15                   5,700
Depreciation and amortization                             1,078                73                   1,151
Segment income before income taxes                        3,587               (18)                  3,569


*Segment is below the quantitative thresholds for determining reportable segments and commenced operations on January 1, 1997. This segment is related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:


              ($ in thousands)                          SEPTEMBER 30,         DECEMBER 31,
              ----------------                               2002               2001
                                                         -------------       ------------
             Total assets for reportable segment            $ 133,774         $  131,901
             Other assets                                         280              1,040
                                                         -------------       ------------

             Total consolidated assets                      $ 134,054         $  132,941
                                                         =============       ============


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


6.  COMMITMENTS AND CONTINGENCIES

         LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit seeks damages in an unspecified amount for negligence and wrongful death. On November 5, 2001, a release signed by Mr. Rodriguez was upheld by the Court and the causes of action for negligence were dismissed based on the defendants' motion for summary judgment. The remaining count in the lawsuit is for willful and/or reckless conduct and the case is currently in the discovery phase. The Company intends to vigorously defend itself in this lawsuit and does not believe that it is liable for the incident. The Company requires each promoter to indemnify us against any liability for personal injuries sustained at such promoter's racing event. In addition, the Company requires each promoter to carry liability insurance, naming us as a named insured. The Company also maintains liability insurance to cover racing incidents. Management does not believe that the outcome of this lawsuit will have a material adverse affect on our financial position or future results of operations.

         On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino. This lawsuit was filed by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit sought actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress. On a motion for Summary Judgment, the complaint was dismissed on all counts on October 16, 2002.

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

         On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a former director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleges that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit seeks damages of an unspecified amount. This lawsuit has been removed to California. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles. The suit seeks compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing and declaratory relief. An amended complaint adding a count for tortious breach of contract in violation of public policy was filed on April 9, 2002. The Company intends to vigorously defend itself in this lawsuit. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

         On July 9, 2002 a Demand for Arbitration was filed against the Company with the American Arbitration Association in Indianapolis, Indiana by Engine Developments Ltd. The Demand alleges that the Company breached an agreement to purchase engines and seeks unspecified damages. The claim is currently in the discovery stage. Management does not believe that an agreement was ever entered into and intends to vigorously defend itself. Management does not believe that the outcome of this Demand for Arbitration will have a material adverse affect on the Company's financial position or future results of operations.

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

         At certain tracks, we are promoting our own events, and at others, we are partnering with experienced promoters. We are using the talent and experience of our key personnel to set the standard for promotion of CART sanctioned events, and we will participate in the potential net income from such successful events rather than receiving fixed sanction fees as we have done in the past. For the events where we are sharing revenues, we will receive lower up-front sanction fees, but our agreements provide for us to receive a majority of any profits until the original sanction fee is received, with profit sharing thereafter. We are also taking on the risk of potential losses with these revenue sharing events.

         We have also entered into new television agreements for 2002 with Speed Channel, Fox and CBS. These arrangements significantly increase the number of high quality CART programming hours that are available to our fans domestically. We had seven races broadcast on CBS and one race on FOX, with the balance airing on Speed Channel. We are buying the air-time and paying for production for the CBS and FOX races and receive the advertising time which we, along with our agents, are responsible for selling. This new domestic television arrangement is different than our past television arrangement where we received a rights fee.

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

         TELEVISION REVENUE. Beginning in 2002, we sell the advertising for the eight shows that were aired on the CBS and Fox networks. Advertising revenue will be recognized, based on ads sold, for these events when the event is completed and the advertising is aired. In addition, we receive international rights fees for complete coverage shows and highlight shows for all of our races broadcast internationally. Television revenue as it relates to rights fees is recognized ratably over the race schedule.

         RACE PROMOTION REVENUE. Payments for commercial rights associated with a self-promoted event that are received prior to the event will be recorded as deferred revenue. Revenue will be recorded when the event is completed. Expenses related to these events will be recorded in race promotion expenses.

         OTHER REVENUES. Other revenues include membership and entry fees, contingency awards money, commissions on part sales and royalty income. Membership and entry fees and contingency award money are recognized ratably over the race schedule. Commissions from part sales are recognized when the item is delivered to the customer. Royalty income is recognized as the related product sales occur or on a monthly basis based on a minimum guarantee.

Impairment

         We adopted FASB Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets," effective January 1, 2002. The statement requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. The statement also requires that we test our goodwill and intangible assets for impairment upon adoption of the statement and periodically thereafter. Our goodwill was associated with our acquisitions of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Upon adoption of the statement, we recorded a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of the goodwill. The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         REVENUES. Total revenues for the quarter ended September 30, 2002 were $18.5 million, compared to $29.6 million during the same period in the prior year. This decrease was due to a decrease in sanction fees; sponsorship revenue; television revenue; engine leases; rebuilds and wheel sales; and other revenue as described below.

         Sanction fees for the quarter ended September 30, 2002 were $12.6 million, a decrease of $9.2 million, or 42%, from the same period in the prior year. This decrease was primarily the result of amended agreements with promoters pursuant to which sanction fees were reduced in exchange for a percentage of the profits from the events as discussed above. The decrease was also attributable to running eight races in the third quarter of 2002 compared to nine races in the same period in the prior year.

         Sponsorship revenue for the quarter ended September 30, 2002 was $2.9 million, a decrease of $769,000, or 21%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from the Indy Lights series which we discontinued at the end of the 2001 race season, as well as a reduction in sponsorship fees from one of our sponsors, pursuant to a renegotiation clause in the applicable sponsorship contract.

         Television revenue for the quarter ended September 30, 2002 was $2.0 million, a decrease of $398,000, or 17%, from the same period in the prior year. The decrease was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights. In 2002, we purchase the air-time, and we receive the advertising revenue for our races broadcast on network television. In the third quarter of 2002, we had three races broadcast on network television. The corresponding expenses are reported below in television expenses. Included in television revenue are the rights fees we receive for the international broadcasts of all of our races.

         There were no engine leases, rebuilds and wheel sales for the three months ended September 30, 2002, a decrease of $325,000 from the same period in the prior year. This decrease was due to the discontinuance of the Indy Lights Championship.

         Other revenue for the quarter ended September 30, 2002 was $1.1 million, which was a decrease of $341,000, or 24%, from the same period in the prior year. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The decrease was primarily due to decreased entry and membership fees in CART due to fewer entrants and holding one less race, a decrease in royalties and merchandise sales from licensed merchandise and the loss of revenues as a result of the discontinuance of the Indy Lights Championship. The decrease was partially offset by increased revenue from our Toyota Atlantics series due to an increase in entry fees and from increased commissions on chassis sales when compared with the previous year.

         EXPENSES. Total expenses for the quarter ended September 30, 2002 were $32.2 million, a decrease of $1.8 million, or 5%, from the same period in the prior year. This decrease was due to a decrease in cost of engine rebuilds and wheel sales, administrative and indirect expenses, litigation expense and asset impairment and strategic charges. The decrease was partially offset by an increase in race distributions, race expenses, television expenses, race promotion expense and depreciation and amortization as described below.

         Race distributions for the quarter ended September 30, 2002 were $8.4 million, an increase of $28,000 from the same period in the prior year. The increase was due to a $10,000 per race participation payment that we make to all of our teams, beginning in March 2002. In addition, we have provided $850,000 in assistance to certain teams in order to ensure their necessary participation in our series. The increase was also due to an increase in the purse and year-end points fund for the Toyota Atlantics Series. The increase was partially offset by travel payments made to teams in 2001 for European travel that were not made in 2002 and a decrease in CART and Indy Lights purse payments due to holding one less CART race in 2002 and discontinuing the Indy Lights Championship at the conclusion of the 2001 race season; we held four Indy Lights races in the quarter ended September 30, 2001.

         Race expenses for the quarter ended September 30, 2002 were $4.1 million, an increase of $883,000, or 27%, from the same period in the prior year. The increase was primarily due to freight expenses related to the race in Rockingham, England. In 2001, the freight expenses related to transporting the cars and equipment to Europe were paid by the promoters. In an amendment to the original agreement for the Rockingham race, CART agreed to pay these freight charges. The increase is also due to increased salaries, fees and travel expenses in regards to the competition and safety departments. The increase was partially offset by the discontinuance of the Indy Lights Championship.

         Race promotion expenses for the three months ended September 30, 2002, were $5.5 million. There were no race promotion expenses for the same period in the prior year. We entered into an agreement with Raceworks, LLC to act as the co-promoter of the Miami event. We funded substantially all of the costs associated with the race in Miami and incurred $5.5 million of race promotion expenses. The race which took place on October 6, 2002 has been included in our results for the period ended September 30, 2002. We have included expenses estimated to be in excess of anticipated revenues from the race. Since the race did not occur until after September 30, 2002, the actual results of the Miami event could differ from these estimates and will be reported in the fourth quarter.

         There was no cost of engine rebuilds and wheel sales for the three months ended September 30, 2002, a decrease of $128,000 from the same period in the prior year. This decrease is due to the discontinuance of the Indy Lights Championship which was effective with the conclusion of the 2001 race season.

         Television expense was $4.9 million with no corresponding expense in the prior period. The increase was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights with no corresponding expense. In 2002, we buy the air-time and pay for production expenses for our network races. In the third quarter of 2002, we had three races broadcast on network television. In addition, we incur incremental expenses to provide an international feed for all of our races.

         Administrative and indirect expenses for the quarter ended September 30, 2002 were $9.0 million, a decrease of $837,000, or 9%, from the same period in the prior year. This decrease was primarily attributable to a decrease in charitable contributions, professional fees for strategic planning, TV consulting and employee recruitment and the discontinuance of the Indy Lights Championship, partially offset by an increase in bad debt expense, legal fees, public relations and the advance program. Our new advance program team visits selected race venues prior to the event weekend and invites local media and corporate guests to participate in activities at the track in order to generate excitement in the market prior to the event.

         Depreciation and amortization for the quarter ended September 30, 2002 was $357,000, compared to depreciation and amortization of $346,000 for the same period in the prior year. We ceased amortizing goodwill as of January 1, 2002 in compliance with the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         OPERATING LOSS. Operating loss for the quarter ended September 30, 2002 was $13.7 million, compared to operating loss of $4.4 million in the corresponding period in the prior year due to the factors described above.

         INTEREST INCOME-NET. Interest income-net for the quarter ended September 30, 2002 was $882,000 a decrease of $879,000, or 50%, from the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for the quarter ended September 30, 2002 was $12.8 million, compared to loss before income taxes of $2.7 million for the same period in the prior year due to the factors described above.

         INCOME TAX BENEFIT. Income tax benefit for the quarter ended September 30, 2002 was $4.5 million, compared to an income tax benefit of $968,000 for the corresponding period in the prior year. The effective tax rates were 35.0% and 36.1% for the three months ended September 30, 2002 and 2001, respectively.

         NET LOSS. Net loss for the second quarter ended September 30, 2002 was $8.3 million compared to net loss of $1.7 million for the same period in the prior year due to the factors described above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         REVENUES. Total revenues for the nine months ended September 30, 2002 were $43.4 million, a decrease of $12.4 million, or 22%, from the same period in the prior year. This decrease was due to lower sanction fees; sponsorship revenue; engine leases; rebuilds and wheel sales; and other revenue, partially offset by an increase in television and race promotion revenue as described below.

         Sanction fees for the nine months ended September 30, 2002 were $27.1 million, a decrease of $10.6 million, or 28%, from the same period in the prior year. This decrease was primarily the result of amended agreements with promoters pursuant to which sanction fees were reduced in exchange for a percentage of the profits from the events as discussed above. The decrease was also attributable to running fourteen races that paid sanction fees in 2002, compared to sixteen races in the same period of the prior year; one of the races in 2002 was a self-promoted event, and the revenues from that event are reported in race promotion revenue.

         Sponsorship revenue for the nine months ended September 30, 2002 was $8.0 million, a decrease of $2.1 million, or 21%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from the Indy Lights series as well as a reduction in sponsorship fees from one of our sponsors, pursuant to a renegotiation clause in the applicable sponsorship contract.

         Television revenue for the nine months ended September 30, 2002 was $4.2 million, an increase of $26,000 from the same period in the prior year. Our television agreements have changed from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights. In 2002, we purchase the air-time, and we receive the advertising revenue for our races broadcast on network television. In the nine months ended September 30, 2002, we had three races broadcast on network television. The corresponding expenses are reported below in television expenses. Included in television revenue are the rights fees we receive for the international broadcasts of all of our races.

         Race promotion revenue for the nine months ended September 30, 2002 was $1.4 million. There was no race promotion revenue for the same period in the prior year. Race promotion revenue for the nine months ended September 30, 2002 relates to our self-promoted race, the CART Grand Prix of Chicago, and includes revenues from sponsorships, ticket sales, hospitality sales, and all other revenue generated by the event.

         There were no engine leases, rebuilds and wheel sales for the nine months ended September 30, 2002, a decrease of $908,000 from the same period in the prior year. This decrease was due to the discontinuance of the Indy Lights Championship.

         Other revenue for the nine months ended September 30, 2002 was $2.7 million, a decrease of $263,000, or 9%, from the same period in the prior year. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The decrease was primarily due to decreased revenue from CART's membership fees due to fewer entrants, a decrease in royalty and merchandise sales and the loss of revenues as a result of the discontinuance of the Indy Lights Championship. The decrease was partially offset by increased revenues from the Toyota Atlantics series due to increased entry fees and commissions on chassis sales and having two additional races in the nine months ended September 30, 2002 when compared to the same period in 2001.

         EXPENSES. Total expenses for the nine months ended September 30, 2002 were $65.9 million, an increase of $8.0 million, or 14%, from the same period in the prior year. This increase was due to an increase in race distributions, race expenses, race promotion, television expense and relocation expense, partially offset by a decrease in cost of engine rebuilds and wheel sales, administrative and indirect expenses, litigation expenses, asset impairment and strategic charges and depreciation and amortization as described below.

         Race distributions for the nine months ended September 30, 2002 were $15.8 million, an increase of $2.0 million, or 15%, from the same period in the prior year. The increase was primarily due to a $10,000 per race participation payment that we make to all of our teams. In addition, we have provided $1.3 million in assistance to certain teams in order to ensure their necessary participation in our series. The increase was also due to an increase in the purse and year-end points fund for the Toyota Atlantics Series. Toyota Atlantics held twelve races in the nine months ended September 30, 2002 compared to ten races being held in the same period in the prior year. The increase was partially offset by travel payments made to teams in 2001 for European travel that were not made in 2002 and a decrease in CART and Indy Lights purse payments due to holding one less CART race in 2002 and discontinuing the Indy Lights Championship at the conclusion of the 2001 race season; we held nine Indy Lights races in the nine months ended September 30, 2001.

         Race expenses for the nine months ended September 30, 2002 were $8.4 million, an increase of $633,000, or 8%, from the same period in the prior year. This increase is primarily due to freight expenses related to the race in Rockingham, England. In 2001, the freight expenses related to transporting the cars and equipment to Europe were paid by the promoters. In an amendment to the original agreement for the Rockingham race, CART agreed to pay these freight charges. The increase is also due to increased salaries, fees and travel expenses in regards to the competition and safety departments. The increase was partially offset by the discontinuance of the Indy Lights Championship.

         Race promotion expenses for the nine months ended September 30, 2002, were $8.9 million. There were no race promotion expenses for the same period in the prior year. Race promotion expenses for the nine month period included $3.5 million of expenses incurred in connection with our self-promoted race, the CART Grand Prix of Chicago, and include all expenses associated with promoting that race. We entered into an agreement with Raceworks, LLC to act as the co-promoter of the Miami event. We funded substantially all of the costs associated with the race in Miami and incurred $5.5 million of race promotion expenses. The race which took place on October 6, 2002 has been included in our results for the period ended September 30, 2002. We have included expenses estimated to be in excess of anticipated revenues from the race. Since the race did not occur until after September 30, 2002, the actual results of the Miami event could differ from these estimates and will be reported in the fourth quarter.

         There was no cost of engine rebuilds and wheel sales for the nine months ended September 30, 2002, a decrease of $343,000 from the same period in the prior year. This decrease is due to the discontinuance of the Indy Lights Championship.

         Television expense for the nine months ended September 30, 2002 was $9.6 million with no corresponding expense in the prior period. The increase was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights with no corresponding expense. In 2002, we buy the air-time and pay for production expenses for our network races. For the nine months ended September 30, 2002, we had seven races broadcast on network television. In addition, we incur incremental expenses to provide an international feed for all of our races.

         Administrative and indirect expenses for the nine months ended September 30, 2002 were $20.8 million, a decrease of $2.0 million, or 9%, from the same period in the prior year. This decrease was primarily attributable to a decrease in charitable contributions, professional fees for strategic planning, TV consulting and employee recruitment and the discontinuance of the Indy Lights Championship, partially offset by an increase in bad debt expense, legal fees, public relations and the advance program. Our new advance program team visits selected race venues prior to the event weekend and invites local media and corporate guests to participate in activities at the track in order to generate excitement in the market prior to the event.

         Relocation expenses for the nine months ended September 30, 2002 were $1.3 million with no corresponding expense in the same period in the prior year. This expense relates to our headquarters moving from Troy, Michigan to Indianapolis, Indiana.

         Depreciation and amortization for the nine months ended September 30, 2002 were $1.0 million, compared to depreciation and amortization of $1.2 million for the same period in the prior year. We ceased amortizing goodwill as of January 1, 2002 in compliance with the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         OPERATING LOSS. Operating loss for the nine months ended September 30, 2002 was $22.4 million, compared to operating loss of $2.1 million for the same period in the prior year due to the factors described above.

         INTEREST INCOME-NET. Interest income-net for the nine months ended September 30, 2002 was $3.1 million, a decrease of $2.6 million or 46%, for the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for the nine months ended September 30, 2002 was $19.3 million, compared to income before income taxes of $3.6 million for the same period in the prior year due to the factors described above.

         INCOME TAX BENEFIT. Income tax benefit for the nine months ended September 30, 2002 was $6.8 million, compared to an income tax expense of $1.2 million for the same period in the prior year. The effective tax rate was 35.0% for the nine months ended September 30, 2002 and 2001.

         LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Loss before cumulative effect of accounting change for the nine months ended September 30, 2002 was $12.6 million compared to net income before cumulative effect of accounting change of $2.3 million for the same period in the prior year.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Cumulative effect of accounting change for the nine months ended September 30, 2002 was $1.5 million, or $956,000 net of tax benefit of $514,000. There was no corresponding amount in the same period in the prior year. The amount relates to our implementation of Statement of Financial Account Standard No. 142 pursuant to which we wrote off our impaired goodwill.

         NET LOSS. Net loss for the nine months ended September 30, 2002 was $13.5 million compared to net income of $2.3 million for the same period in the prior year due to the factors described above.


SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues and expenses during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of races (street course, superspeedway, etc.), the sanction fees attributed to those races and whether the races are aired on network television or Speed Channel will affect quarterly results. During the third quarter ended September 30, 2002, we held eight races: Toronto, Canada, Cleveland, Ohio, Vancouver, Canada, Lexington, Ohio, Elkhart Lake, Wisconsin, Montreal, Canada, Denver, Colorado and Rockingham, England.

LIQUIDITY AND CAPITAL RESOURCES

         We have relied on our cash flow from operations to finance working capital, investments and capital expenditures during the past year. We anticipate that in 2003, we will use proceeds from our initial public offering to fund certain of the expenditures that are planned for the year 2003 and discussed below. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs.

         We have a $1.5 million revolving line of credit with a commercial bank. As of September 30, 2002, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

         Our cash balance on September 30, 2002 was $15.2 million, a net decrease of $12.6 million from December 31, 2001. This decrease was primarily the result of net cash used in operating activities of $5.0 million and in investing activities of $7.6 million.

         We anticipate capital expenditures of approximately $2.0 million to $3.0 million during the next twelve months. In October 2002, the Company paid $4.0 million for the purchase of engines for use in our series in 2003 and 2004.

         In April 2002 we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires Oct 31, 2010. The total amount due through the life of the lease is $2.6 million.

         We have implemented a stock repurchase program that was authorized by our Board of Directors in April 2001. The program allows us to repurchase up to 2,500,000 shares of our outstanding stock, of which 1,054,000 shares have been repurchased for an aggregate of $15.5 million through December 31, 2001. We did not repurchase any shares in the nine months ended September 30, 2002. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Accordingly, there is not a guarantee as to the timing or number of shares to be repurchased.

         Beginning in 2002, we self-promoted the race in Chicago and funded the race in Miami. In addition, we entered into one new and modified four existing agreements with promoters to include revenue sharing arrangements with promoters at their events. The financial success of each of the events, for which we promote or share in revenues, is dependent on the sale of tickets, sponsorship, hospitality, signage and other commercial rights associated with the events. Our increased focus on these activities means that our revenues related to our sanction fee and race promotion income will be subject to a number of factors, including consumer and corporate spending and the overall economic conditions affecting advertising and promotion in the motorsports and entertainment business.

         The event in Chicago in 2002 resulted in a loss of approximately $2.1 million. The race which took place in Miami on October 6, 2002 has been included in our results for the period ended September 30, 2002. Since we funded substantially all of the expenses associated with the race in Miami, we have included such expenses anticipated to be in excess of revenues expected to be received from the race. This information is based in part upon estimates and assumptions since the event occurred after September 30, 2002. Actual results could differ from those estimates and will be reported in the fourth quarter. We have also guaranteed a $2 million loan from the Miami Sports Entertainment Authority to Raceworks, LLC, our Miami race co-promoter. The loan is a five (5) year agreement, payable in $200,000 installments per year, beginning in October 2002, with a balloon payment in the final year. The initial installment will be reported in the fourth quarter.

         With the four tracks where we modified our sanctioning fees to share in the net revenue for the events, we received net sanctioning fees of $4.6 million, which represented a 35% reduction in sanctioning fees compared to 2001 fees for the same events. We anticipate that in 2003 we will again self-promote the race in Chicago and in Miami. We also anticipate that we will have revenue sharing arrangements with six promoters in 2003. As a result, the sanctioning fees that we anticipate receiving in 2003, will be dependent in a substantial part upon the success of the marketing of each event and, therefore, we cannot predict our sanctioning fee revenues.

         In 2002, our new television contracts, which run through 2004, require us to purchase airtime and produce the shows at our expense for the races we broadcast on CBS and Fox. We retain advertising revenues for these races. Our fixed costs for 2002 are estimated to be approximately $8.6 million, of which $7.5 million was incurred through September 30, 2002. These television expenses were offset by our sales of television advertising in the amount of $1.7 million through September 30, 2002. We are unable to predict the sales of our television advertising for the remainder of the year 2002 or for 2003. The amount of advertising will be based upon a number of economic factors over which we have no control. The overall state of the economy, the popularity of our sport and other factors make it more uncertain as to the ultimate profitability or loss related to our television package.

         In October 2002 we provided a letter of credit in the amount of $1.7 million in regards to the production of conversion kits for race car chassis for the 2003 season. The letter of credit guarantees that at least 20 of the kits will be purchased by our race teams. As the kits are purchased the letter of credit will be reduced accordingly. If 20 kits are not purchased by our teams we will purchase the remaining kits and continue to sell the kits to teams as they are needed.

         In August 2002, the Company announced an entry support program to retain and attract teams for the 2003 season and beyond. This program will provide up to $850,000 in cash payments to teams for each car entered in the 2003 Championship, up to a maximum of twenty (20) cars. These payments are in addition to prize money and other non-monetary benefits that accrue to teams participating in the Championship Series. In return for receipt of these funds, each team will allocate to CART advertising space on its race cars and other equipment, which CART will use in packaging advertising that it will market to potential sponsors. The advertising packages offered to sponsors would include not only advertising on racecars, but also television, at-track advertising and additional media opportunities. We are unable to predict how successful our efforts will be in marketing these packages.

         The Company announced in October 2002, a commitment to invest up to an additional $30 million to ensure that there is adequate participation by race teams in the 2003 season. Although the allocation of these funds has not been finalized, we anticipate that substantially all of the funds will be used to fund a portion of several teams' overall budget for 2003. We believe that it is necessary to provide this additional funding to ensure that there are eighteen
(18) to twenty (20) competitive racecars in the field for the 2003 season. Without this additional funding, it is unlikely that there will be eighteen (18) teams, which would result in defaults under certain of the Company's agreements with promoters and television. This could result in the Company not being able to commence or complete the 2003 race season.

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

RELATED PARTIES

         We have entered into, and we will continue to enter into, transactions with entities that are affiliated with our directors and/or 5% stockholders who are owners of our race teams. Race teams that participate in the CART Championship receive purse distributions on a per race basis and from the year end point fund, which amounts have been paid based solely upon their performance in specific races. All of these payments are made to our race teams regardless of the affiliation with our directors or significant stockholders. During 2002, we also paid a participation payment to our race teams, including those affiliated with directors (or directors who have resigned during the year) and/or 5% stockholders. The following table provides information with respect to payments made during the nine months ended September 30, 2002 by us to race teams that are affiliated with directors and/or significant stockholders of
CART:

RACE TEAM/AFFILIATED PERSON                                       PURSE DISTRIBUTIONS           PARTICIPATION PAYMENTS
---------------------------                                       -------------------           ----------------------

Newman/Haas Racing/Carl A. Haas                                        $ 1,282,500                    $ 300,000
Team Green/Barry E. Green                                                1,021,750                      300,000
Chip Ganassi Racing Teams, Inc./Chip Ganassi                             1,201,750                      420,000
Forsythe Racing, Inc./Gerald R. Forsythe                                   859,000                      300,000
Patrick Racing, Inc./U.E. Patrick                                          246,500                      150,000
Derrick Walker Racing, Inc./Derrick Walker                                 258,250                      150,000

         Carl A. Haas, a director of the Company and a race team owner, is a principal owner of Carl Haas Racing Teams, Ltd. and Texaco Houston Grand Prix L.L.C. ("HGP"), each of which have entered into Promoter Agreements with respect to CART Championship races at the Wisconsin State Park Speedway in West Allis, Wisconsin and at a temporary road course in Houston, Texas. In the second quarter of 2002 the Promoter Agreement for the West Allis race was renewed for the 2002 event with the promoter having the option to extend for the 2003 and 2004 years. The sanction fees payable to CART under this agreement is similar to those paid by independent race promoters. Pursuant to the Promoter Agreement, entities affiliated with Mr. Haas have paid sanction fees to CART of $1.7 million. If the option for the Milwaukee race is exercised, sanction fees paid for 2003 and 2004 will be $1.7 million for each year. In addition, we have incurred a total of $100,000 in sales costs and $59,000 in marketing expenses in relation to our race at Wisconsin State Park Speedway during 2002. The promoter agreement in regards to the Houston, Texas event provided for races to be held starting in 1998 through 2003. The Houston, Texas race will not be held in 2002 or 2003 due to construction on the temporary circuit in downtown Houston. Therefore, the promoter agreement has been terminated by mutual agreement. Carl Haas Racing Teams, Ltd will pay a $500,000 termination fee to CART and CART has received an option to acquire certain assets of HGP, used in operating the Houston event, for $750,000; this option must be exercised by December 15, 2002.

         Gerald R. Forsythe, a race team owner and 24.9% stockholder, is a principal owner of the entities which entered into Promoter Agreements with respect to CART Championship races in Monterrey, Mexico and Mexico City, Mexico. Pursuant to the terms thereof, a CART Championship race will be held in Monterrey through 2005 and Mexico City through 2006. These entities affiliated with Mr. Forsythe have paid or will pay sanction fees to CART in the aggregate amount of $6.7 million for 2002, $6.8 million for 2003, $6.9 million for 2004, $7.0 million for 2005 and $4.0 million for 2006.

         In addition, we have paid or anticipate that we will pay a total of $200,000 in sales costs and $190,000 in marketing expenses to these entities during 2002.

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

            Gerald R. Forsythe is also a principal owner of an entity which entered into a Promoter Agreement with respect to CART Championship races in Rockingham, England. The agreement provided for a race to be held beginning in 2001 through 2006. Following the cancellation of the race scheduled to be run in Germany, officials at Rockingham expressed concern regarding the viability of running a single event in Europe. In order to assure that the Rockingham event could move forward in 2002, we negotiated an amendment to the Promoter Agreement which reduced the sanction fee to $2.8 million and we assumed certain costs, including freight and transportation, in the amount of $900,000. In addition, the terms of the future years of the agreement, 2003-2006, are subject to renegotiation or may be terminated if an agreement cannot be reached. In addition, we have paid or anticipate that we will pay a total of $150,000 in sales costs and $51,000 in marketing expenses to this entity during 2002.

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

         Mr. Ganassi is also principal owner of Target Chip Ganassi Racing, Inc., which has entered into an agreement by which Target Chip Ganassi Racing Inc. will run a third car for the remainder of the 2002 season. Pursuant to the terms thereof, we will pay Target Chip Ganassi Racing, Inc. $1.7 million for running the third car, and we will receive the right to sell certain sponsorship space on that car. Through September 30, 2002, we have paid $1.2 million of this amount.

         In addition to the payments described above, CART receives revenues from its race teams, including those affiliated with CART directors and/or 5% stockholders, for entry fees, equipment leases and other payments based solely on participation in CART events and CART's self-promoted event. During the nine months ended September 30, 2002, race teams affiliated with CART directors and/or 5% stockholders made such payments to CART as follows:

          Team Green/Barry E. Green                         $ 187,360
          Forsythe Racing, Inc./Gerald R. Forsythe            106,636
          Chip Ganassi Racing Teams, Inc./Chip Ganassi         94,805
          Newman/Haas Racing/Carl A. Haas                     142,368
          Patrick Racing, Inc./U.E. Patrick                    71,500
          Derrick Walker Racing, Inc./Derrick Walker           50,050

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         With the exception of historical information contained in this Form 10-Q, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The following factors, and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

         -   competition in the sports and entertainment industry
         -   participation by race teams
         -   continued industry sponsorship
         -   regulation of tobacco and alcohol advertising and sponsorship
         -   competition by the IRL
         -   liability for personal injuries
         -   success of television contracts
         -   renewal of sanction agreements
         -   participation by suppliers
         - success of self-promoted races and events where we share revenue with the promoters
         -   current uncertain economic environment and weak advertising market
         -   impact of engine specifications


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At September 30, 2002, our investments consisted of corporate bonds, U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 314 days. Because of the relatively short-term nature of our investments, our market risk due to interest rate changes is immaterial.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino. This lawsuit was filed by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit sought actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress. On a motion for Summary Judgment, the complaint was dismissed on all counts on October 16, 2002

Item 4.           Controls and Procedures

                  (a) Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

                  (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

                           10.27 Amendment to the Sanction Agreement by and between the Company and Rockingham Motor Speedway dated as of August 16, 2002.

                           99.1 Section 906 certification by Christopher R. Pook, Chief Executive Officer

                           99.2 Section 906 certification by Thomas L. Carter, Chief Financial Officer


                  (b) Reports on Form 8-K.

                           We were not required to file a form 8-K during the
                      three months ended September 30, 2002.

                  .

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHAMPIONSHIP AUTO RACING TEAMS, INC.


   Date:   November 14, 2002      By:     /s/  Thomas L. Carter
           ------------------             --------------------------------------

                                         Thomas L. Carter
                                         Chief Financial Officer

         CERTIFICATIONS
         --------------

         I, Christopher R. Pook, Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Championship Auto Racing Teams, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Christopher R. Pook
-----------------------
Christopher R. Pook
Chief Executive Officer

         CERTIFICATIONS
         --------------

         I, Thomas L. Carter, Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Championship Auto Racing Teams, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Thomas L. Carter
--------------------
Thomas L. Carter
Chief Financial Officer