Form 10-K
period 2002-12-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2003-03-27
CIK 1051825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
Form 10-K [   ].

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [   ]  No [ X ]

On March 24, 2003 the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $48,128,298 based on a closing sales price on the NYSE of $3.27 per share.

At March 24, 2003, the Registrant had 14,718,134 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of
Part III of this annual report.

                           FORM 10-K TABLE OF CONTENTS

                                                                                             PAGE
PART I
Item 1.     Business...........................................................................4
Item 2.     Properties........................................................................13
Item 3.     Legal Proceedings.................................................................13
Item 4.     Submission of Matters to a Vote of Security Holders...............................14

PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......   15
Item 6.     Selected Consolidated Financial Data..............................................16
Item 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operation........................................................18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................40
Item 8.     Financial Statements and Supplementary Data.......................................40
Item 9.     Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure........................................................40

PART III
Item 10.    Directors and Executive Officers of the Registrant................................41
Item 11.    Executive Compensation............................................................41
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters.................................................41
Item 13.    Certain Relationships and Related Transactions....................................41
Item 14.    Controls and Procedures...........................................................41

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................42

SIGNATURES

CERTIFICATIONS

EXHIBITS


                                     PART I

ITEM 1: BUSINESS

INTRODUCTION

     We own, operate and sanction the premier open-wheel motorsports series in North America-the Bridgestone Presents the Champ Car World Series Powered By Ford, offering a marketing platform for the sponsors of our series, our teams, our drivers and our events. We are responsible for organizing, marketing and staging each of the races in the Champ Car World Series. At certain events, we act as promoter or co-promoter of the event. With speeds of up to 240 miles per hour, Champ Car open-wheel racing is the fastest form of closed-circuit auto racing available to motorsports audiences, providing intense excitement and competition. We also own and sanction the Toyota Atlantic Championship, a development series for the Champ Car World Series.

     We conduct our races on four different types of tracks, requiring teams and drivers competing for the Champ Car World Series to employ a variety of skills to master different courses. Each race weekend in the Champ Car World Series is an "event" offering spectators the opportunity to enjoy a Champ Car race, as well as a full weekend of motorsports related entertainment. Most of our events include additional races, such as events in the Toyota Atlantic Championship and the Barber Dodge Pro Series, practice and qualifying rounds for all racing events and automotive and general entertainment demonstrations and displays. Race weekends provide corporate sponsors and other businesses the opportunity to entertain their customers and employees through hospitality areas and other activities.

     We were incorporated in Delaware in December 1997. Our principal executive office is located at 5350 Lakeview Parkway Drive South, Indianapolis, Indiana 46268 and our telephone number is (317) 715-4100. Our filings with the Securities and Exchange Commission, including our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge on our Internet website as soon as reasonably practicable after we electronically file or furnish the report with the SEC. Our Internet website address is www.champcarworldseries.com.

CHAMP CAR HISTORY

     Champ Car-style, open-wheel racing stands as the longest continually scheduled major motorsports championship in the world, dating back to the early 1900s. The first American automobile race took place in 1895, and the American Automobile Association ("AAA") began sanctioning major races in 1904. The AAA sanctioned races through the 1955 season at which time USAC became the official sanctioning body.

     In the 1970s, race team owners became increasingly concerned about escalating costs, lack of promotional activities and concentration solely on the Indianapolis 500. As a result, in November 1978, a group of 18 of the 21 team owners left USAC to form CART and the Champ Car World Series. The group included team owners who desired greater participation in the rule-making and administrative processes concerning open-wheel racing in the United States. In its 1979 inaugural season, Champ Car staged 13 races, and we crowned Rick Mears as our first champion.

     Since Mears' victory in the inaugural season, Champ Car has had many other memorable champions including:

     -    Mario Andretti
     -    Michael Andretti

     -    Cristiano da Matta
     -    Gil de Ferran
     -    Emerson Fittipaldi
     -    Nigel Mansell
     -    Juan Montoya
     -    Bobby Rahal
     -    Johnny Rutherford
     -    Danny Sullivan
     -    Al Unser, Jr.
     -    Al Unser, Sr.
     -    Jimmy Vasser
     -    Jacques Villeneuve
     -    Alex Zanardi

     Competitive racing in some of the world's top urban markets is the hallmark of Champ Car racing. In 2002, the series broke long-standing single event and full-season attendance records, drawing more than 2.6 million fans to Champ Car races. Cristiano da Matta had one of the most memorable seasons in series history on his way to his first Champ Car title, winning seven races and seven poles.

     The series visited four new urban venues in 2002, running inaugural races in Denver, Miami, Montreal and Mexico City. Two more new races are on the 2003 calendar, with stops in St. Petersburg, Florida and Kent, United Kingdom.

     The diversity of our drivers adds to our worldwide appeal. In 2002, 20 of the 23 drivers that competed in at least one event were born outside of the United States. In total, these drivers represented 10 different countries. For 2003, we expect our entry list to include drivers from France, Great Britain, Portugal, Spain, Mexico, Canada, Brazil, Switzerland and the United States.

INDUSTRY OVERVIEW

     TYPES OF AUTO RACING. Auto racing consists of several distinct categories, each with its own organizing body and racing events. Internationally, the most recognized form of auto racing is open-wheel racing, utilizing an aerodynamically designed chassis and technologically advanced equipment. The most established open-wheel racing series are:

     -    Formula One
     -    Champ Car World Series
     -    Indy Car Series
     -    Formula 3000
     -    Toyota Atlantic Championship

        - FORMULA ONE. The Formula One World Championship was founded in 1950. The Federation Internationale de L'Automobile ("FIA") sanctions Formula One World Championship events consisting of open-wheel races on road courses in Europe, South America, Asia, United States of America, Canada and Australia. The 2003 season will include 17 races. The 2002 Formula One calendar included 17 events.

        - CHAMP CAR WORLD SERIES. The Champ Car World Series started in 1978 and is the premier open-wheel motorsports series in North America. The Champ Car World Series is sanctioned by CART, and we anticipate sanctioning 18 races this year. The 2002 season included 19 races. CART events are staged on four different types of tracks:

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

     Racing on different types of tracks requires teams and drivers to employ a variety of skills to master different courses to compete for the Champ Car World Series.

        - INDY CAR SERIES. The IRL, the sanctioning body of the Indy Car Series, was formed as a rival United States open-wheel racing series, competing with CART and began racing in 1996. The IRL sanctions its own events. The IRL's events are staged solely on oval courses and will include 16 races this year, including the Indianapolis 500. The IRL's 2002 season consisted of 14 races, including the Indianapolis 500.

        - FORMULA 3000. The FIA sanctions the International Formula 3000 Championship. The 2002 championship season covered Europe and South America between March and September in a 12 race series. The 2003 championship season will cover Europe and South America between March and September in an 11 race series. Success in Formula 3000 has been the stepping stone for many drivers into Formula One.

          - TOYOTA ATLANTIC CHAMPIONSHIP. We also sanction the Toyota Atlantic Championship. The Toyota Atlantic Championship is also a stepping stone to a career in international motorsports competition. The 2002 Toyota Atlantic Championship consisted of 12 races in the United States, Canada and Mexico. The 2003 Toyota Atlantic Championship will consist of 12 races in the United States, Canada and Mexico, with 11 events held in conjunction with Champ Car events, and one race as a stand alone event.

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

        - NASCAR. Professional stock car racing developed in the Southeastern United States in the 1930's, and NASCAR has been influential in the growth and development of the sport. NASCAR is the most recognized sanctioning body of professional stock car racing in North America, sanctioning the Winston Cup and Busch Grand National stock car race series. The 2003 Winston Cup and Busch Grand National race series will include 39 and 34 races, respectively, all of which will be held in the United States. The 2002 Winston Cup and Busch Grand National race series included 39 and 34 races, respectively, all in the United States.

        - OTHER SANCTIONING BODIES. Sports car races are held on road courses and temporary street circuits throughout the United States and are sanctioned by Sports Car Club of America ("SCCA") and International Motor Sports Association ("IMSA"). The NHRA sanctions drag races in the United States. The Automobile Racing Club of America ("ARCA") sanctions stock car races that are less prominent than those sanctioned by NASCAR.

     Motorsports events are generally heavily promoted, with a number of supporting events surrounding the main race event. Examples of supporting events include:

     -    qualifying trials
     -    secondary racing events
     -    driver autograph sessions
     -    automobile and product expositions
     -    catered parties
     -    concerts

     These events are all designed to maximize the spectators' entertainment experience and enhance the value of the sponsorship experience.

     PARTICIPANTS. The primary participants in motorsports are:

     -    spectators
     -    corporate sponsors
     -    track owners/race promoters
     -    drivers
     -    team owners
     -    sanctioning bodies

        - SPECTATORS. Motorsports is among the fastest growing spectator sports in the United States. During 2002, we estimate that over 2.6 million people attended Champ Car events. Champ Car races were also televised in 156 countries in 2002.

        - CORPORATE SPONSORS. Corporate sponsors are drawn to motorsports by the large number of spectators and television viewers and their attractive demographics. Corporate sponsors are active in all phases of the industry. We believe that the demographic profile of our spectator base has considerable appeal to sponsors, track owners, and advertisers. According to the 2002 Scarborough Research Report, the mean household income of our spectators is estimated to be $75,100, compared to $69,009 for an average United States household. We believe that the spectators are loyal to motorsports and to its corporate sponsors. In addition to sponsoring the various racing series, corporate sponsors support drivers and teams by funding certain costs of their operations and race promoters and track owners by sponsoring and promoting specific events. In return, corporate sponsors receive advertising exposure on television and radio, through newspapers and in printed materials. Corporate sponsors also receive advertising, promotional and hospitality benefits at the track during the race weekend. Finally, corporate sponsors benefit from the attractive values of the high-speed, high technology competition that we provide. These values can be used to add new values and points of difference to each sponsor's brands. Companies negotiate sponsorship arrangements based on factors including a series' or event's audience size, spectator demographics and a team's racing success.

        - TRACK OWNERS/RACE PROMOTERS. Race promoters, which include track owners, government organizations and other groups, pay a fee to have an event sanctioned at their race venue. Race promoters are responsible for the local marketing and promotion of the event, and the expenses related to hosting the event. In 2003, we will be acting as a promoter or co-promoter for races in St. Petersburg, FL, Kent, United Kingdom, Lausitz, Germany, Portland, OR, Cleveland, OH, Lexington, OH, Denver, CO, and Miami, FL. Promoters' revenue sources generally include:

          -    admissions
          -    sponsorships
          - corporate hospitality (suites, chalets and tents for race viewing and other amenities)
          -    advertising

          -    concessions and souvenir sales

        - DRIVERS. A majority of drivers contract independently with team owners, while some drivers may own their own teams. Principally, drivers receive income from contracts with team owners, sponsorship fees and prize money. Successful drivers may also receive income from personal endorsement fees, sales of licensed merchandise and souvenir sales. The personality and success of a driver can be an important marketing advantage for the sanctioning body and team owners because it can help attract audiences and corporate sponsorships and generate sales for licensed merchandise.

        - TEAM OWNERS. In most instances, team owners underwrite the financial risk of placing their teams in competition. They contract with drivers, acquire racing vehicles and support equipment, employ pit crews and mechanics and syndicate sponsorship of their teams. Team owners generally receive income primarily from sponsorships, a percentage of prize money won and support payments from the sanctioning body.

        - SANCTIONING BODIES. Sanctioning bodies, such as us, sanction events at various race venues in exchange for fees from race promoters. Sanctioning bodies are responsible for all aspects of race management necessary to "manufacture" the race event. They are responsible for presenting racing cars, drivers and teams and providing race officials to ensure fair competition, as well as providing the race and series' purses and other prize payments.

          The FIA, based in Paris, France, is the worldwide governing body for auto racing, with "national sporting authority" members in more than 100 countries. The FIA's United States national sporting authority is the Automobile Competition Committee of the United States ("ACCUS"). It, in turn, is made up of eight member-sanctioning organizations:

          -    CART
          -    NASCAR
          -    United States Auto Club ("USAC")
          -    IMSA
          -    NHRA
          -    SCCA
          -    IRL
          -    Grand American Road Racing Association ("Grand-Am")


        - MANUFACTURERS AND SUPPLIERS. In 2002, our teams competed with chassis supplied by Lola and Reynard. Bridgestone was the single supplier of race tires used in our series. The engine manufacturers that participated in our series were Toyota, Honda and Ford.

          In 2003, our Champ Car teams will again use Lola and Reynard supplied chassis and Bridgestone will be the sole supplier of race tires. We have purchased from Ford-Cosworth the engines that will be used in our series by all competitors. We will lease the engines to the teams for use in the 2003 and 2004 Champ Car series.

          In 2003, our Toyota Atlantic teams will again use Toyota engines, Swift supplied chassis and Yokahama will be the sole supplier of race tires.

     OPERATIONS

Historically, we derived our revenues from three primary sources:

          -    sanction fees paid by track promoters

          -    corporate sponsorship fees
          -    television revenues

     Beginning in 2002, we began "co-promoting" certain events with the amount of our sanction fees for these events determined by the success of the event. We also began promoting certain races. For those races that we promote, we report revenues as "Race Promotion Revenues," and expenses for the events we promote will be reported as "Race Promotion Expenses." In 2003, we anticipate co-promoting two events and promoting six events.

     SANCTION FEES. For certain races in the Champ Car World Series (other than those events we promote), we enter into a sanction agreement with the promoter, which provides for the payment of a sanction fee to CART. Beginning in 2002, certain of our sanction agreements provide for a sanction fee of a fixed amount, and other sanction agreements provide for a sanction fee that is partially fixed with a profit sharing component or the entire sanction fee may be determined by profit sharing. For the year ended December 31, 2000, 20 promoters paid us sanction fees of approximately $38.9 million, averaging $1.9 million per event and representing approximately 52% of our total revenues. For the year ended December 31, 2001, 20 promoters paid us sanction fees of approximately $47.2 million, an average of $2.4 million per event, representing approximately 67% of our revenues. For the year ended December 31, 2002, 17 promoters paid us sanction fees of $36.6 million, an average of $2.2 million per event representing approximately 64% of our revenue.

     CORPORATE SPONSORS. We receive sponsorship revenues pursuant to sponsorship contracts. In exchange for sponsorship revenues, we provide our sponsors the opportunity to receive brand and product exposure. Official sponsors of the Champ Car World Series pay money and/or provide products and services to us in return for being designated as an official sponsor. The payment obligations, as well as the amount of advertising exposure and other benefits, vary significantly among sponsors based on the negotiated terms of each sponsorship agreement. For the year ended December 31, 2000, we received sponsorship revenues of approximately $21.1 million, representing approximately 28% of our total revenues. For the year ended December 31, 2001, we received sponsorship revenues of approximately $12.3 million, representing approximately 18% of our total revenues. For the year ended December 31, 2002, we received sponsorship revenues of approximately $10.1 million, representing approximately 18% of our total revenues. No sponsorship agreement provided more than 10% of our revenues during 2002, 2001 or 2000.

     As we begin to promote more of our own races, we can provide sponsorship opportunities at the race venues where we act as promoters. Some of the opportunities are title, presenting and official product category of the event.

     Beginning in 2003, we have developed an Associate Sponsor Program. The new program is part of an enhanced incentive program we developed with our teams, whereby we will provide financial support to new and existing teams to run in the Champ Car World Series, and in exchange, each team will provide logo space on its cars for Champ Car-designated sponsors to advertise. Sponsorship fees paid by these corporate sponsors will be retained by CART to offset the financial support we are providing to the teams. The program will combine a number of sponsorship opportunities in one package, which we believe will be attractive to sponsors. The program will combine Champ Car World Series event and team sponsorship opportunities, along with advertising in television and print media. For more information on the Entrant Support Program and the financial support we are providing our teams, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We believe that as we expand the audience for our events, we will see a corresponding increase in sponsorship opportunities and sponsorship revenues. One of our key elements in this marketing platform is a multi-national philosophy that focuses on the countries that agreed to the North American Free Trade Agreement ("NAFTA") in 1994. We anticipate delivering ten races in the United States in 2003, three in Canada and two in Mexico to provide our sponsors with a profound advantage over other sports by potentially reaching more than 400 million consumers throughout North America. The NAFTA presence is integrated into a schedule of race events in Australia, Germany and England to create a powerhouse platform for our sponsors that visits the world's leading economies while reaching out to a collective population of approximately 700 million. We also intend to focus on reaching urban, major markets, rather than holding events in less-populated areas.

     ATTENDANCE. CART has consistently delivered an average attendance of over
2.4 million fans per year over the last ten years. According to the Joyce Julius Sponsors Report for 2002, the 19 race 2002 season showed an increase in total attendance over the previous season attendance record achieved during the 2000 season, with one less event.

     VIEWERSHIP. In addition to the spectators at our race events, millions of people around the world watch Champ Car racing on television. According to the Nielsen Season Summary for 2002, total viewership for all races, re-airs and support programming in the United States in 2002 was 21.3 million viewers. In 2002, our races were televised in 156 countries and territories through terrestrial and satellite broadcasts.

     BROADCAST RIGHTS. In 2002, we had contracts for domestic television rights with:

     -    Fox
     -    Speed Channel
     -    CBS

     The 2002 agreement provided for seven races to be broadcast on CBS, one race on FOX and the balance of the races were on Speed Channel. In 2003, we plan to broadcast six races on CBS and the balance on Speed Channel. We will buy the air-time and pay for production for the CBS races. Speed Channel will provide the air-time and we will pay for production for the races to be broadcast on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We receive the advertising inventory for all shows aired on both networks and we will be responsible for selling the advertising. For more information on our revenues and expenses with respect to these contracts, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     International television rights are with:

     -    Fittipaldi USA (Brazil)
     -    Gold Coast Motor Events Co. (Australia)
     -    Molstar (Canada)
     -    Promotion Entertainment of Mexico LLC (Mexico)
     -    Octagon CSI Limited (all others)

     A rights fee will be paid to us by each international broadcast partner for rights to air the Champ Car race either live, time-delayed or as a highlight package, in the country where they hold our rights.

     RACE PROMOTION. In 2002, we promoted the Chicago and Miami events. When we promote an event, we do not receive a sanction fee. As promoters of the event we assume all of the risk for the financial results of the event. We receive all of the commercial rights to the event: ticket, sponsorship, hospitality and other miscellaneous revenues. We also incur all of the expenses to promote, advertise and stage the event.

     In 2003, we anticipate promoting six of our events: Cleveland, OH, Portland, OR, Miami, FL, Lexington, OH, Kent, UK and Lausitz, Germany. We have entered into agreements with experienced event promotion companies to assist us with all aspects of the promotion of these events. These companies will work with our employees to enhance the success of the event.

     TOYOTA ATLANTIC CHAMPIONSHIP. In 1998, we acquired 100% of the outstanding common stock of Pro-Motion Agency. Pro-Motion Agency operates the Toyota Atlantic Championship open-wheel series.

     Toyota Atlantic serves as the top rung on the Champ Car Driver Development Ladder System. This system serves to help young drivers move from the grassroots level of racing all the way to the Champ Car World Series.

     Toyota Atlantic's international flavor is rooted in 30 years of drivers from the United States, Canada, Great Britain, Australia, New Zealand, Asia, Japan, Argentina, Brazil and South Africa.

     The Toyota Atlantic Championship officially began in 1974. The series has a rich 29-year history of providing one of the most recognized stepping stones to a career in international motorsports competition. Notable racers such as Bobby Rahal and Danny Sullivan were the stars in the late 1970's, followed by:

     -    Jaques Villeneuve
     -    Jimmy Vasser
     -    Michael Andretti
     -    Richie Hearn
     -    Patrick Carpentier
     -    Alex Barron
     -    Memo Gidley
     -    Alex Tagliani

     The 2003 Champ Car World Series will include two drivers who have graduated from the Toyota Atlantics Championship. Ryan Hunter-Reay and Rodolpho Lavin will begin their Champ Car Rookie seasons in 2003.

     In 1989, Toyota Motor Sales, USA joined the series as title sponsor, creating the Toyota Atlantic Championship. With the introduction of the race-tuned Toyota 4A-GE engine, Toyota along with their partner, TRD, USA, Inc. set the standard for Atlantic competition worldwide. The Yokohama Tire Corporation also joined the series in 1989 as an associate sponsor and tire supplier to the series.

     The growth of the series over the past decade and the successes of Toyota Atlantic alumni in professional motorsports have elevated the Toyota Atlantic Championship to the highest levels of prestige and stature within the motorsports industry. On January 17, 2001, Toyota Motor Sales USA, Inc. announced that it had extended its contract with the Toyota Atlantic Championship for three more years, carrying its support through the 2004 season. In addition, the Yokohama Tire Corporation has also extended its sponsorship for the same period of time.

     At certain venues, the series receives a sanction fee from the promoter for staging a Toyota Atlantic event. Other revenue growth can be created through packaged sponsorships with our race series, additional Toyota Atlantic series specific sponsorships and sanction fees.

     Throughout the 2003 12 race season, the Toyota Atlantic drivers will compete on a variety of courses in the United States, Canada and Mexico, including 11 races with the Champ Car World Series, and one stand alone event at the historic Grand Prix Trois-Rivieres in Quebec. As with all CART series, drivers must master racing on ovals, temporary street circuits and permanent road courses. All Toyota Atlantic races are sprint events, between 60-100 miles (100-161 km) long.

     SKIP BARBER. In 2001, we entered into a multi-year agreement with Skip Barber Racing School, LLC ("Barber"). The purpose of the agreement is to promote racing from the grassroots-level up and to provide several rungs to the Champ Car Driver Development Ladder System, all the way from karting through to professional racing. Together, we are co-branding a series of scholarships totaling over $1.3 million designed to assist talented drivers through the ranks, and we are working together to promote drivers' careers through the professional series.

     Barber organizes several amateur-level racing series, including the Formula Dodge National Championship presented by RACER; the Skip Barber Race Series, consisting of four regional racing series; and the Skip Barber Racing School, which provides competitions in Formula Dodge cars. Barber also runs the world renowned Skip Barber Driving School, which operates from several centers around the United States. Each of these organizations are "official" race series and schools of Champ Car and provide a clear path for drivers from their first experiences in racing to the Champ Car World Series.

     Barber also organizes the Barber Dodge Pro Series, the "official entry-level professional racing series of Champ Car." This series has traditionally provided drivers to the Toyota Atlantic Championship, and we sanction their race events. Reflecting their partnership with Champ Car, the Barber Dodge Pro Series races a 10-race season around the United States, Canada and Mexico. The 2003 season will mark the first time that all events will be in conjunction with the Champ Car World Series.

     We do not own an equity interest in Barber, and the agreement does not have a material effect on our financial position.

     STARS OF TOMORROW. The Champ Car Stars of Tomorrow karting championship is the official first step in the Champ Car Driver Development Ladder System. Founded by former Champ Car driver Bryan Herta and now owned in conjunction with a group of racing veterans, including 3-time Champ Car series champion Bobby Rahal, the Stars of Tomorrow focuses on recognizing the skills of the drivers over technological development while utilizing Federation Internationale de l'Automobile/Commission Internationale de Karting ("FIA/CIK") international standards. Comprised of six different national classes, over 1000 competitors from across the United States, Mexico and Canada will compete in 2003 for championships and top prizes, including a fully funded ride in the Formula Dodge National Championship.

     CART does not have an equity stake in the Stars of Tomorrow but does sponsor the program as part of a grassroots marketing campaign. The series also receives sponsorship from Snap-on.com and Bridgestone Tire Company, among others.

COMPETITION

     Our racing events compete not only with other sports and recreational events scheduled on the same dates, but also with racing events sanctioned by various other racing bodies such as the:

     -    FIA
     -    NASCAR
     -    IRL
     -    USAC
     -    NHRA
     -    SCCA
     -    IMSA
     -    ARCA

     Racing events sanctioned by other organizations are often held on the same dates as Champ Car events, at separate tracks, and compete for corporate sponsorship, attendance and television viewership. In addition, we compete with other racing bodies to sanction racing events at various motorsports facilities.

EMPLOYEES

     As of December 31, 2002, we had 75 full-time business associates and a roster of approximately 154 people who served as race officials. We also had numerous volunteers that worked at one or more Champ Car events. None of our business associates are represented by a labor union. We believe that we enjoy a good relationship with our business associates.

PATENTS AND TRADEMARKS

     We have various registered and common law trademark rights to "CART", "Champ Car" and related logos. Our policy is to vigorously protect our intellectual property rights to maintain our proprietary value in merchandise and promotional sales.

ITEM 2: PROPERTIES

     We lease our buildings in Indianapolis, Indiana and Highland Park, Illinois. In 2003, we will lease office space in Miami, Florida. We did not renew the lease on our warehouse in Michigan and consolidated that operation into our corporate headquarters in Indiana. We do not own any real property. Our leases are through the following dates:

     -        Michigan, January 31, 2003
     -        Illinois, May 31, 2003
     -        Indiana, October 31, 2010
     -        Florida, February 28, 2008

     We will consolidate the Highland Park facility into our corporate headquarters in Indiana during 2003 and therefore do not anticipate renewing the lease in Illinois.

     Our lease payments have no material effect on our consolidated financial statements. We believe the leased space is adequate for our present needs.

ITEM 3: LEGAL PROCEEDINGS

     On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit seeks damages in an unspecified amount for negligence and wrongful death. On November 5, 2001, a release signed by Mr. Rodriguez was upheld by the Court and the causes of action for negligence were dismissed based on the defendants' motion for summary judgment. The remaining count in the lawsuit was for willful and/or reckless conduct. On March 13, 2003 a jury verdict completely exonerating the Company was received.

     On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino. This lawsuit was filed by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit sought actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress. On a motion for Summary Judgment, the complaint was dismissed on all counts on October 16, 2002. An appeal of the dismissal was filed. Management does not believe that the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations.

     On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. The Company intends to vigorously defend itself in this lawsuit and does not believe the lawsuit has merit. The suit is currently in the discovery phase. Management does not believe that the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

     On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a former director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleges that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit seeks damages of an unspecified amount. This lawsuit has been removed to California. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles. The suit seeks compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing and declaratory relief. An amended complaint adding a count for tortious breach of contract in violation of public policy was filed on April 9, 2002. The Company intends to vigorously defend itself in this lawsuit. Management does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial position or future results of operations.

     On July 9, 2002 a Demand for Arbitration was filed against the Company with the American Arbitration Association in Indianapolis, Indiana by Engine Developments Ltd. The Demand alleges that the Company breached an agreement to purchase engines and seeks unspecified damages. The claim is currently in the discovery stage. Management does not believe that an agreement was ever entered into and intends to vigorously defend itself. Management does not believe that the outcome of this Demand for Arbitration will have a material adverse effect on the Company's financial position or future results of operations.

     The Company is involved in other litigation not specifically identified above and does not believe the outcome of any of this litigation will have a material adverse effect on its financial position or future results of operation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on The New York Stock Exchange under the trading symbol "MPH". As of March 24, 2003, we had 14,718,134 shares of common stock outstanding and approximately 434 record holders of our common stock.

     In the following table we have provided the high and low sales price for our common stock, as reported by the NYSE for each calendar quarter of 2002 and 2001.

QUARTER ENDED                                       HIGH            LOW
--------------------------------------------------------------------------------
2002
First Quarter                                       $17.00          $13.78
Second Quarter                                       14.50            8.05
Third Quarter                                         9.42            3.54
Fourth Quarter                                        5.10            3.49

2001
First Quarter                                       $21.31          $14.90
Second Quarter                                       18.71           14.58
Third Quarter                                        17.50           13.60
Fourth Quarter                                       17.12           12.37
--------------------------------------------------------------------------------

     We have not declared or paid any dividends on our common stock to date, and we do not intend to pay dividends in the foreseeable future.

     The information required by this Item concerning Securities authorized for issuance under our equity compensation plans is set forth or incorporated by reference into Part III, Item 12 of this annual report.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data, as of and for the five years ended December 31, 2002, are derived from our audited consolidated financial statements. The selected consolidated financial data below should be read in combination with our consolidated financial statements and related notes contained elsewhere in this document and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                             2002        2001         2000         1999          1998
                                                             ----        ----         ----         ----          ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
Revenues:
  Sanction fees                                             $36,607      $47,226      $38,902      $35,689       $30,444
  Sponsorship revenue                                        10,150       12,314       21,063       19,150        16,388
  Television revenue                                          4,538        5,228        5,501        5,018         5,148
  Race promotion revenue                                      1,417           --           --           --            --
  Engine leases, rebuilds and wheel sales                        --        1,286        2,122        2,054         2,214
  Other revenue                                               4,533        4,209        7,460        6,865         8,336
                                                            -------      -------      -------      -------       -------
         Total revenues                                      57,245       70,263       75,048       68,776        62,530
Expenses:
  Race distributions (1)                                     19,797       18,599       15,370       15,334        15,183
  Race expenses                                              10,823       10,618        9,869        6,670         4,818
  Race promotion expense                                      9,687           --           --           --            --
  Costs of engine rebuilds and wheel sales                       --          348          652          610           633
  Television expense                                         10,975           --           --           --            --
  Administrative and indirect expenses (2)                   27,756       35,605       25,275       20,646        20,658
  Bad debt-sponsorship partner (3)                               --           --        6,320           --            --
  Litigation expenses (4)                                        --        3,547           --           --            --
  Relocation Expense                                          1,422           --           --           --            --
  Asset impairment and strategic charges (5)                     --        8,548           --           --            --
  Depreciation and amortization                               1,436        1,493        1,352        1,048           779
                                                            -------      -------      -------      -------      --------
         Total expenses                                      81,896       78,758       58,838       44,308        42,071
                                                             ------       ------       ------       ------        ------
Operating income (loss)                                     (24,651)      (8,495)      16,210       24,468        20,459
Realized gain (loss) on sale of investments                      26           --           --           --            --
Interest income (net)                                         3,762        7,033        7,463        5,255         3,198
                                                            -------      -------      -------      -------       -------
Income (loss) before income taxes                           (20,863)      (1,462)      23,673       29,723        23,657
Income tax expense (benefit)                                 (7,302)         512       (8,520)     (10,865)       (8,568)
                                                            -------      --------     -------      -------       -------
Net income (loss) before effect of accounting change       $(13,561)     $  (950)     $15,153      $18,858       $15,089
                                                           ========      ========     =======      =======       =======

Cumulative effect of accounting change                     $   (956)     $    --      $    --      $    --       $    --
Net income (loss) after effect of accounting change        $(14,517)     $  (950)     $15,153      $18,858       $15,089
                                                           ========      ========     =======      =======       =======

Earnings (loss) per share before cumulative effect of
   accounting change:
         Basic                                             $  (0.92)     $ (0.06)     $  0.97      $  1.22       $  1.06
                                                           ========      ========     =======      =======       =======
         Diluted                                           $  (0.92)     $ (0.06)     $  0.97      $  1.22       $  1.06
                                                           ========      ========     =======      =======       =======
Net earnings (loss) per share:
         Basic                                             $  (0.99)     $ (0.06)     $  0.97      $  1.22       $  1.06
                                                           ========      ========     =======      =======       =======
         Diluted                                           $  (0.99)     $ (0.06)     $  0.97      $  1.19       $  1.05
                                                           ========      ========     =======      =======       =======
Weighted average shares outstanding:
         Basic                                               14,718       15,289       15,624       15,427        14,190
                                                           ========      ========     =======      =======       =======
         Diluted                                             14,738       15,289       15,657       15,908        14,421
                                                           ========      ========     =======      =======       =======



                                                        AS OF DECEMBER 31,
                                                        ------------------
                                     2002        2001         2000         1999       1998
                                     ----        ----         ----         ----       ----
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BALANCE SHEET DATA:
 Cash and cash equivalents        $   6,773      $27,765      $19,504       $7,216    $15,080
 Short-term investments              79,489       87,621       98,206       91,758     61,610
 Working capital (deficit)           92,288      111,604      119,953       99,480     72,219
 Total assets                       114,451      132,941      144,101      124,887     97,186
 Long-term debt (including
   current portion)                      --           --           --           --        314
 Total stockholders' equity        $103,018     $117,936     $133,894     $114,330    $86,219


(1) Distributions for the year ended December 31, 2001 and December 31, 2002 include reimbursement of overseas travel expenses to race teams.

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

(4) Litigation expense relates to the settlement with Texas Motor Speedway ("TMS") for the postponement of a race at TMS during 2001.

(5) Asset impairment and strategic charges relates to the discontinuance of operations of the Dayton Indy Lights Championship effective at the conclusion of the 2001 race season.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As you read the following, you should also refer to the consolidated financial statements and related notes contained in this report as well as Item 6, "Selected Consolidated Financial Data."

DISCONTINUANCE OF INDY LIGHTS

     The financial results below include the operations of American Racing Series ("ARS") which operated the Indy Lights Championship series. At the end of the 2001 season, we discontinued the operations of ARS and the Indy Lights Championship series. (See Footnote 9 to our consolidated financial statements included in Item 15 of this report.) All revenues and expenses related to the Indy Lights Championship series ceased for 2002 and beyond.

GENERAL

     Below are selected income and expense items for the years ended December 31, 2002, 2001 and 2000. The percentage calculations are based on total revenues.

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                     2002                         2001                     2000
                                                     ----                         ----                     ----
                                                                       (DOLLARS IN THOUSANDS)

Revenues:
  Sanction fees                            $ 36,607       64.0%        $ 47,226      67.2%       $ 38,902      51.8%
  Sponsorship revenue                        10,150       17.7           12,314      17.5          21,063      28.1
  Television revenue                          4,538        7.9            5,228       7.5           5,501       7.3
  Race promotion revenue                      1,417        2.5               --       0.0              --       0.0
  Engine leases, rebuilds and wheel sales        --        0.0            1,286       1.8           2,122       2.8
  Other revenue                               4,533        7.9            4,209       6.0           7,460      10.0
                                           --------      -----         --------     ------       --------     -----
         Total revenues                    $ 57,245      100.0%        $ 70,263     100.0%       $ 75,048     100.0%
                                           ========      =====         ========     =====        ========     =====
Expenses:
  Race distributions                       $ 19,797       34.6%        $ 18,599      26.5%       $ 15,370      20.5%
  Race expenses                              10,823       18.9           10,618      15.1           9,869      13.1
  Race promotion expense                      9,687       16.9               --       0.0              --       0.0
  Cost of engine rebuilds and wheel sales        --        0.0              348       0.5             652       0.9
  Television expense                         10,975       19.2               --       0.0              --       0.0
  Administrative and indirect expenses       27,756       48.5           35,605      50.7          25,275      33.7
  Bad debt-sponsorship partner                   --        0.0               --       0.0           6,320       8.4
  Litigation expenses                            --        0.0            3,547       5.0              --       0.0
  Relocation expense                          1,422        2.5               --       0.0              --       0.0
  Asset impairment and strategic charges         --        0.0            8,548      12.2              --        --
  Depreciation and amortization               1,436        2.5            1,493       2.1           1,352       1.8
                                           --------      -----         --------     ------       --------     -----
         Total expenses                     $81,896      143.1%         $78,758     112.1%        $58,838      78.4%
                                           --------      -----         --------     ------       --------     -----


CRITICAL ACCOUNTING POLICIES

Use of Estimates

     The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     Significant accounting estimates include accounting for allowance for doubtful accounts for trade accounts receivable, impairment of fixed assets and goodwill, income taxes and certain accrued liabilities.

     We believe that the estimates, assumptions and judgments involved in the accounting policies described below will not have a material impact on our financial statements. These areas are subject to the risks and uncertainties we describe in this report. Actual results, therefore, could differ from those estimated.

Revenue Recognition

     One of our most critical accounting policies is revenue recognition. We recognize our revenues as they are earned, but the determination of when they are earned depends on the source of the revenue. Our policy for each revenue source is outlined below.

     SANCTION FEE REVENUE. Generally, sanction fees are paid in advance of the race and are recorded as deferred revenue. Revenue from sanction fees is not recognized until the event is completed. In 2002, we entered into agreements with certain promoters where all or or a portion of the contracted sanction fee was reduced in exchange for a percentage of the profits from the event. The sanction fee received and our share of any profits from these events is recognized as sanction fee revenue when the event is completed.

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

     In 2003, we purchased the engines that will be used for the 2003 and 2004 Champ Car World Series race season. Each team is required to use these engines in order to compete in the series. We will lease the engines to the teams for $100,000 per car per year. The revenue will be realized ratably over the life of the agreement.

     TELEVISION REVENUE. We receive television revenue in the form of rights fees and advertising sales. Revenue is not recognized until earned which is when the show airs. Television revenue arising from minimum guarantees and rights fees is recognized ratably over the race schedule. Advertising sales relate to specific shows and is recognized when the show and advertisements air. Payments related to television revenue that are received prior to when earned are recorded as deferred revenue until earned.

     RACE PROMOTION REVENUE. Consists of all commercial rights such as ticket sales, event sponsorship, hospitality and all other revenues related to promoting an event. Payments received prior to the event are recorded as deferred revenue. Revenue is recorded when the event is completed.

     OTHER REVENUES. Other revenues include membership and entry fees, contingency awards money, royalty income and other miscellaneous revenues. Membership and entry fees and contingency award money are recognized ratably over the race schedule. Royalty income is recognized as the related product sales occur or on a monthly basis based on a minimum guarantee.

Expense recognition

     RACE PROMOTION EXPENSES. General and administrative expenses related to races we promote are recognized when incurred. Expenses directly related to the event are recognized when the event occurs. Any losses are recognized when known.

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

Litigation

     We are involved in litigation as a part of our normal course of business (refer to Item 3: Legal Proceedings). Management's intention is to vigorously defend ourselves against any litigation. When a complaint is filed by or against the Company, we disclose the complaint in our financial statements. When a claim against us is probable and estimable, we record the expense. When we are the party filing the claim, we do not record income until a settlement for the claim for damages is received.

REVENUES

     We derive revenues primarily from (i) sanction fees, (ii) sponsorship,
(iii) television rights and (iv) race promotion. Following is an explanation of our individual revenue items:

     SANCTION FEES. We receive sanction fees from the promoters of our races (other than races we promote). The fees are based on contracts between the promoters and CART. We have entered into agreements with certain promoters of the Champ Car World Series for a reduction in the previously contracted sanction fees. In return, we will receive a share of the net income from the event. The agreements provide for us to receive a majority of any net income from the event until the reduction of the original sanction fee is recouped, and then we will share equally with the promoter any remaining net income which will also be included in sanction fees. Therefore, there is less visibility and less predictability for CART's earnings than in the previous financial model as CART's revenues will be affected by the success of these races.

     SPONSORSHIP REVENUE. We receive corporate sponsorship revenue based on negotiated contracts. For 2003, we anticipate having corporate sponsorship contracts with 13 major manufacturing and consumer products companies. The remaining terms of these contracts range from one to three years. An official corporate sponsor receives status and recognition rights, event rights and product category exclusivity.

     Beginning in 2003, we have developed an Entrant Support Program. The new program is part of an enhanced incentive program we developed with our teams, whereby we will provide financial support to new and existing teams to run in the Champ Car World Series and, in exchange, each team will provide logo space on its cars for Champ Car-designated sponsors to advertise. Sponsorship fees paid by these corporate sponsors will be retained by us to offset the financial support we are providing to the teams. The program will combine a number of sponsorship opportunities in one package, which we believe will be attractive to sponsors. The program will combine Champ Car World Series event and team sponsorship opportunities, along with advertising in television and print media.

     TELEVISION REVENUE. In 2001, our television revenue was derived from negotiated contracts with:

     -    ESPN
     -    ESPN International
     -    Fittipaldi USA (Brazil)
     -    Gold Coast Motor Events Co. (Australia)
     -    Molstar (Canada)

     A guaranteed rights fee was paid to us by each broadcast partner. Based on our contract with ESPN/ESPN International, we received an escalating minimum guarantee or 50% of the net profits received by ESPN if they exceeded the minimum guarantee, for distribution of the race programs. Our television agreement with ESPN and ESPN International expired December 31, 2001.

     In 2002, we had contracts for domestic television rights with:

     -    Fox
     -    Speed Channel
     -    CBS

     We had seven races broadcast on CBS, one race broadcast on FOX and the balance of the races were broadcast on Speed Channel. We bought the air-time and paid for production (See "Television Expenses") for the CBS and Fox races and received the advertising inventory. We, along with our agents, were responsible for selling the advertising time. Speed Channel produced and provided the air time, at their cost, for races to be broadcast on their network. In addition, Speed Channel aired Champ Car practice and qualifying, a half-hour pre-race show and a weekly magazine show. Speed Channel retained the advertising inventory and income for all shows aired on their network.

     In 2002, International television rights were with:

     -    Fittipaldi USA (Brazil)
     -    Gold Coast Motor Events Co. (Australia)
     -    Molstar (Canada)
     -    Promotion Entertainment of Mexico LLC (Mexico)
     -    Sports Television Incorporated (Japan)
     -    Octagon CSI

     A rights fee was paid to us by each international broadcast partner for rights to air the CART race either live, time-delayed or as a highlight package, in the country where they held our rights.

     In 2003, we have contracts for our domestic television rights with CBS and Speed Channel. We plan to broadcast six races on CBS and the balance on Speed Channel. We will buy the air-time and pay for production for the CBS races. Speed Channel will provide the air-time for the races aired on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We will pay for production for the races to be broadcast on their network. We will receive the advertising inventory for all shows aired on both networks and we will be responsible for selling the advertising.

     In 2003, International television rights are with:

     -    Fittipaldi USA (Brazil)
     -    Gold Coast Motor Events Co. (Australia)
     -    Molstar (Canada)
     -    Promotion Entertainment of Mexico LLC (Mexico)
     -    Octagon CSI (all others)

     A rights fee will be paid to us by each international broadcast partner for rights to air the Champ Car race either live, time-delayed or as a highlight package, in the country where they hold our rights.

     RACE PROMOTION REVENUE. In 2002, we promoted the races in Chicago, Illinois and Miami, Florida. In 2003, we anticipate promoting six of our races. Race promotion revenue includes all the commercial rights associated with promoting a Champ Car event, such as admissions, event sponsorship and hospitality sales. We intend to partner with experienced race promoters to promote these events and we will be responsible for selling all of the commercial rights of the event.

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

     In 2003, we purchased the engines that will be used for the 2003 and 2004 Champ Car World Series race season. Each team is required to use these engines in order to compete in the series. We will lease the engines to the teams for $100,000 per car per year.

     OTHER REVENUE. Other revenue includes membership and entry fees, contingency awards money, royalties, commissions and other miscellaneous revenue items. Membership and entry fees are payable on an annual basis by Toyota Atlantics Championship competitors. In addition, we charge fees to competitors for credentials for all team participants and driver license fees for all drivers competing in the series. We receive royalty revenue for the use of the CART service marks and trademarks on licensed merchandise that is sold both at tracks and at off-track sites. We receive commission income from the sale of chassis and parts to our support series teams.

EXPENSES

     Our expenses are incurred primarily in, (i) distributions to our race teams: prize money, participation payments and team assistance, (ii) race operations: expenses directly related to sanctioning the events (iii) race promotion: expenses related to races we promote (iv) television: expenses directly related to buying air time and production of our domestic and international television programming and (v) administrative and indirect: expenses related to administration, marketing, sales and public relations. Following is an explanation of the individual expense line items:

     RACE DISTRIBUTIONS. We pay the racing teams for their on-track performance. Race distributions include the following for each event:

     -    event purse which is paid based on finishing position
     -    contingency award payments
     -    year-end point fund, which is paid on year end finishing position
     -    participation payments
     -    entrant support payments
     -    team assistance

     We pay awards to the teams, based on their cumulative performance for the season, out of the year-end point fund. Participation payments will be made in 2003 to each of our entries (to a maximum of 20 cars) on a per car, per race basis. In addition, entrant support payments will be made to participating teams as part of a financial incentive plan to attract and retain teams to compete in our series. The payments will be made to teams in exchange for logo advertising space on their cars. We will have the opportunity to sell and retain the revenue from the advertising. Beginning in 2003, we will provide assistance to certain teams to ensure that there are a sufficient number of race cars competing in our series. We will spend up to $30.0 million in team assistance, spread out over the race season, to make sure there are a sufficient number of healthy competitors for the 2003 season. In exchange for the team assistance we receive certain sponsorship rights from the team.

     RACE EXPENSES. We are responsible for officiating and administering all of our events. Costs primarily include officiating fees, travel, per diem and lodging expenses for the following officiating groups:

     -    medical services
     -    race administration
     -    race officiating and rules compliance
     -    registration
     -    safety
     -    technical inspection
     -    timing and scoring

     RACE PROMOTION EXPENSES. In 2002, we co-promoted two races. In 2003, we plan to promote six of our own events. Race promotion expenses relate to all costs associated with staging a Champ Car event include track rental, personnel costs and promotion of the event.

     COST OF ENGINE REBUILDS AND WHEEL SALES. These costs were associated with rebuilding the engines and the cost of the wheels used in the Indy Lights series, which we discontinued at the conclusion of the 2001 race season.

     TELEVISION EXPENSES. In 2002, we bought the air time at approximately $235,000 per hour and paid approximately $3.4 million for production for our CBS and FOX races. We also incurred expenses for our international production of $2.3 million. For domestic television rights with respect to the CBS and FOX broadcasts, we received the advertising inventory which we and our agents sold, to partially offset these expenses. We also received a guaranteed rights fee from our international broadcast partners to partially offset these costs. (See "Television Revenue")

     In 2003, we will again buy the air time at approximately $240,000 per hour for our CBS races. Speed Channel will provide the air time for the races aired on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We will pay for production costs associated with the races to be broadcast on their network. We will also incur expenses for our international production for all of our races.

     ADMINISTRATIVE AND INDIRECT EXPENSES. Administrative and indirect expenses include all operating costs not directly incurred for a specific event:

     -    administration
     -    marketing and advertising
     -    sponsorship sales and service
     -    public relations

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     REVENUES. Total revenues for 2002 were $57.2 million, a decrease of $13.0 million, or 18%, from 2001. This was due to a decrease in sanction fee revenues, sponsorship revenue, television revenue and engine leases, rebuilds and wheel sales, partially offset by race promotion revenue and other revenue as described below.

     Sanction fees for 2002 were $36.6 million, a decrease of $10.6 million, or 22%, from 2001. The decrease was partially due to a decrease in the number of races for which we received a sanction fee, in 2001, we staged 20 races and received a sanction fee from each, compared to 2002 when we received a sanction fee with respect to 17 races. In 2002, we promoted the race in Chicago and the race in Miami and did not receive sanction fees for these events; the results for these events are reported in race promotion revenue and race promotion expense. In 2001, we also received sanction fees from races in Nazareth, PA, Brooklyn, MI, Detroit, MI, Houston, TX and Lausitz, Germany. We did not race at those venues in 2002 and therefore did not receive sanction fees. This was partially offset in 2002 with new races in Denver, CO, Montreal, Canada and Mexico City, Mexico for which we received sanction fees. In 2002, we also entered into amended agreements with certain promoters pursuant to which we reduced the originally contracted sanction fee in exchange for a percentage of profits from the event. The sanction fees and/or percentage of profits we received were less than the sanction fees received in the previous year at the races in Corby, England, Elkhart Lake, WI, Portland, OR and Cleveland, OH.

     Sponsorship revenue for 2002 was $10.2 million, a decrease of $2.2 million, or 18%, from 2001. This decrease was primarily attributable to the loss of sponsorship income from the Indy Lights series which we discontinued at the end of the 2001 race season, as well as a reduction in sponsorship fees from one of our sponsors, pursuant to a renegotiation clause in the applicable sponsorship contract.

     Television revenue for 2002 was $4.5 million, a decrease of $690,000, or 13%, from 2001. The decrease was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights. In 2002, we purchased the air-time, and we received the advertising revenue for our races broadcast on network television. We also received rights fees for the international broadcasts of all of our races. The advertising revenue and rights fees received in 2002 were less than the guaranteed rights fee received in 2001. The corresponding expenses are reported below in television expenses.

     Race promotion revenue for 2002 was $1.4 million, with no corresponding amount in 2001. The revenue was due to our promotion of the Chicago race which was our first self-promoted race.

     There were no engine leases, rebuilds and wheel sales for 2002, a decrease of $1.3 million from the same period in the prior year. This decrease was due to the discontinuance of the Indy Lights Championship.

     Other revenue for 2002 was $4.5 million, an increase of $324,000, or 8%, from 2001. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The increase was primarily due to an insurance settlement reimbursement of $500,000. The increase was partially offset by decreased membership and entry fees, and a decrease in award banquet revenue.

     EXPENSES. Total expenses for 2002 were $81.9 million, an increase of $3.1 million, or 4%, from 2001. This increase was due to higher race distributions, race expenses, television expenses, race promotion expenses and relocation expense, partially offset by a reduction in depreciation and amortization, cost of engine rebuilds and wheel sales and administrative and indirect expenses, litigation and asset impairment and strategic charges as described below.

     Race distributions for 2002 were $19.8 million, an increase of $1.2, million or 6%, from 2001. The increase was primarily due to a $10,000 per race participation payment that we made to all of our teams beginning in 2002. In addition, during 2002 we have provided $2.0 million in assistance to certain teams in order to ensure their necessary participation in our series. The increase was also due to an increase in the purse and year-end points fund for the Toyota Atlantics Series. The increase was partially offset by travel payments made to teams in 2001 for European travel that were not made in 2002 and a decrease in Champ Car and Indy Lights purse payments due to holding one less Champ Car race in 2002 and discontinuing the Indy Lights Championship at the conclusion of the 2001 race season.

     Race expenses for 2002 were $10.8 million, an increase of $205,000, or 2%, from 2001. This increase is primarily due to freight expenses related to the race in Rockingham, England. In 2001, the freight expenses related to transporting the cars and equipment to Europe were paid by the promoters. In an amendment to the original agreement for the Rockingham race, CART agreed to pay these freight charges. The increase is also due to increased salaries, fees and travel expenses in regards to the competition and safety departments. The increase was partially offset by the discontinuance of the Indy Lights Championship.

     Race promotion expenses for 2002 were $9.7 million, with no corresponding amount in 2001. The expense was due to our promotion of the Chicago and Miami races.

     There was no cost of engine rebuilds and wheel sales for 2002, a decrease of $348,000 from the same period in the prior year. This decrease was due to the discontinuance of the Indy Lights Championship.

     Television expense for 2002 was $11.0 million with no corresponding expense in the prior period. The increase was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights with no corresponding expense. In 2002, we bought the air-time and paid for production expenses for our network races. In addition, we incurred expenses to provide an international feed for all of our races.

     Administrative and indirect expenses for 2002 were $27.8 million, a decrease of $7.8 million, or 22%, from 2001. This decrease was primarily attributable to a decrease in severance expense, marketing and advertising, professional fees for strategic planning, TV consulting and employee recruitment and the discontinuance of the Indy Lights Championship, partially offset by an increase in bad debt expense, legal fees, public relations and the advance program. Our new advance program team visits selected race venues prior to the event weekend and invites local media and corporate guests to participate in activities at the track in order to generate excitement in the market prior to the event.

     Litigation expense for 2001 was $3.5 million. There was no corresponding expense from the current year. The charge was a result of a settlement with the Texas Motor Speedway for the cancellation of a race that was to be held in April 2001.

     Relocation expenses for 2002 were $1.4 million with no corresponding expense in the prior year. This expense relates to our headquarters moving from Troy, Michigan to Indianapolis, Indiana.

     Asset impairment and strategic charges for 2001 were $8.5 million. There was no corresponding expense in the current year. These charges related to the formal exit plan for the discontinuance of the Indy Lights series. The charges related to the impairment of goodwill ($5.6 million) and property and equipment ($2.0 million) and $885,000 relating to provisions for doubtful accounts, severance payments and other settlement charges.

     Depreciation and amortization for 2002 was $1.4 million, compared to depreciation and amortization of $1.5 million for 2001.

     OPERATING LOSS. Operating loss for 2002 was $24.7 million, compared to operating loss of $8.5 million for 2001 due to the items discussed above.

     INTEREST INCOME (NET). Interest income (net) for 2002 was $3.8 million, compared to interest income (net) of $7.0 million for 2001. The decrease of $3.2 million was primarily attributable to a decrease in interest rates and available cash balances.

     LOSS BEFORE INCOME TAXES. Loss before income taxes for 2002 was $20.9 million, compared to a loss before income taxes of $1.5 million for 2001 due to the items discussed above.

     INCOME TAX BENEFIT. Income tax benefit for 2002 was $7.3 million, compared to an income tax benefit of $512,000 in 2001. The effective tax rate for 2002 of 35% was comparable to that in 2001 of 35%.

     LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Loss before cumulative effect of accounting change for 2002 was $13.6 million compared to net loss before cumulative effect of accounting change of $950,000 for the same period in the prior year.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Cumulative effect of accounting change for 2002 was $1.5 million, or $956,000 net of tax benefit of $514,000. There was no corresponding amount in the same period in the prior year. The amount relates to our implementation of Statement of Financial Accounting Standard No. 142 pursuant to which we wrote off our impaired goodwill.

     NET LOSS. Net loss for 2002 was $14.5 million, compared to a net loss of $950,000 in 2001 due to the items discussed above.

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

SEASONALITY AND QUARTERLY RESULTS

     A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races will affect quarterly results. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in our quarterly results and affect comparability. We have provided unaudited quarterly revenues for each of the four quarters of 2002 and 2001 in the following table. The information for each of these quarters is prepared on the same basis as our consolidated financial statements and related notes included elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the data for such periods. You should read this table with "Selected Consolidated Financial Data," and the consolidated financial statements and the related notes included elsewhere in this report.

                                         QUARTER ENDED
                                         -------------
                    MARCH 31       JUNE 30           SEPT. 30         DEC. 31
                    --------       -------           ---------        -------
                                    (DOLLARS IN THOUSANDS)

Total revenues
  2002               $ 5,603        $ 19,292           $ 18,537       $ 13,813
  2001               $ 6,439        $ 19,785           $ 29,559       $ 14,480
Number of races
  2002                     1               6                  8              4
  2001                     1               6                  9              4


LIQUIDITY AND CAPITAL RESOURCES

     We have relied on our cash reserves generated in previous years to finance working capital, investments and capital expenditures during the past year. We anticipate that in 2003, we will use available funds to fund certain expenditures that are planned for the year 2003 as discussed below. We believe that existing cash, cash flow from operations and available bank borrowings will be sufficient for capital expenditures and other cash needs.

     We have a $1.5 million revolving line of credit with a commercial bank. As of December 31, 2002, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

     Our cash balance on December 31, 2002 was $6.8 million, a net decrease of $21.0 million from December 31, 2001. This decrease was primarily the result of net cash used in operating activities of $22.0 million and net cash proceeds in investing activities of $708,000.

     Capital spending for 2002 was approximately $7.0 million. In October 2002, the Company paid $4.0 million for the purchase of engines for use in our series in 2003 and 2004. Also in 2002, we acquired additional race equipment, leasehold improvements related to our new headquarters in Indianapolis, IN, semi-trailers for our advance program, technical inspection equipment, timing and scoring equipment and other miscellaneous equipment. We anticipate capital expenditures of approximately $2.0 million in 2003. The capital expenses will be for computer equipment, a new semi-trailer, timing and scoring equipment, safety truck conversions and competition related equipment for technical inspection and data acquisition.

     In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires October 31, 2010. The total amount due through the life of the lease is $2.6 million.

     We have implemented a stock repurchase program that was authorized by our Board of Directors in April 2001. The program allows us to repurchase up to 2,500,000 shares of our outstanding stock, of which 1,054,000 shares have been repurchased for an aggregate of $15.5 million through December 31, 2001. We did not repurchase any shares in the 12 months ended December 31, 2002. Repurchases under the program will be made at the discretion of management based upon
market, business, legal, accounting and other factors.   Currently, the company
has no intention to purchase any of its outstanding shares.

The following table summarizes our contractual obligations.


                                                                   Payments due by Period
                                                                   ----------------------
                                                              Less Than        1-3          4-5      After 5
Contractual Obligations                          Total         1 Year         Years        Years      Years
---------------------------------------------------------------------------------------------------------------
Operating Leases                               $ 3,111,613    $   422,496   $  846,952  $  868,127   $  974,038
Team Assistance Payments                        30,000,000     30,000,000           --          --           --
Entrant Support Program                         13,770,000     13,770,000           --          --           --
Television Buys                                  7,050,000      3,525,000    3,525,000          --           --
Other Long-Term Obligations                      3,878,060      3,325,051      551,153       1,856           --
                                               -----------    -----------   ----------  -----------  ----------
Total Contractual Cash Obligations             $57,809,673    $51,042,547   $4,923,105  $  869,983   $  974,038
                                               ===========    ===========   ==========  ===========  ==========


     On March 7, 2003, we acquired 100% of the equity in Raceworks, LLC. The purchase price was $1.2 million, including $473,000 of cash and a promissory note of $722,000, without interest, and assumption of liabilities of $4.6 million.

FUTURE TRENDS IN OPERATING RESULTS

     An important part of our overall strategy is to make our races major events in large urban markets. In markets where there are no established race tracks, we will establish street races. These races may be promoted by us or we may partner with experienced race promoters to stage these events.

     In 2002, we promoted the races in Chicago and Miami. In addition, we entered into one new agreement and amended four existing sanction agreements with promoters to include revenue sharing arrangements with promoters at their events.

     In 2003, we will promote six of our events: Cleveland, OH, Portland, OR, Miami, FL, Lexington, OH, Kent, UK and Lausitz, Germany and we have entered into agreements with promoters that include revenue sharing arrangements for five events. The financial success of each of the events we promote or in which we share in revenues, is dependent on the sale of tickets, sponsorship, hospitality, signage and other commercial rights associated with the events. Our increased focus on these activities means that our revenues related to our sanction fee and race promotion income will be subject to a number of factors, including consumer and corporate spending and the overall economic conditions affecting advertising and promotion in the motorsports and entertainment business.

     Since we funded substantially all of the expenses associated with the race in Miami, we have recognized such expense in excess of revenues received from the race of $5.5 million in 2002. On March 7, 2003, we acquired 100% of the equity in Raceworks, LLC. The purchase price was $1.2 million, including $473,000 of cash and a promissory note of $722,000, without interest, and assumption of liabilities of $4.6 million. Beginning in 2002, we started funding the events we will promote in 2003. We will continue in 2003 to fund these events.

     With the four tracks where we amended our sanction agreement to share in the net revenue for the events, we received net sanctioning fees of $4.6 million, which represented an aggregate 35% reduction in sanctioning fees compared to 2001 fees for the same events.

     In 2002, our television contracts required us to purchase airtime and produce the shows at our expense for the races we broadcast on CBS and Fox. We retained the advertising revenues for these races. Our costs for 2002 were $11.1 million for purchasing the air time and productions expenses for domestic and international programming. These television expenses were offset by our sales of television advertising and rights fees of $4.9 million.

     In 2003, our television contracts require us to purchase airtime on CBS and we will pay for production for our shows on CBS and Speed Channel. We will retain the advertising revenues for all of our races. The estimated cost for purchasing airtime and production for domestic and international programming is $16.1 million. We are unable to predict the sales of our television advertising for domestic programming or our sale of rights fees for our international programming for 2003. The amount of advertising will be based upon a number of economic factors over which we have no control. The overall state of the economy, the popularity of our sport and other factors make it more uncertain as to the ultimate profitability or loss related to our television package.

     In August 2002, the Company announced an entry support program to retain and attract teams for the 2003 season and beyond. This program will provide up to $42,500 in cash payments to teams, per race, for each car entered in the 2003 Championship, up to a maximum of twenty (20) cars. These payments are in addition to prize money and other non-monetary benefits that accrue to teams participating in the Champ Car Series. In return for receipt of these funds, each team will allocate to CART advertising space on its race cars and other equipment, which CART will use in packaging advertising that it will market to potential sponsors. The advertising packages offered to sponsors would include not only advertising on racecars, but also television, at-track advertising and additional media opportunities. We are unable to predict how successful our efforts will be in marketing these packages.

     The Company announced in October 2002, a commitment to spend up to an additional $30.0 million in team assistance to ensure that there is adequate participation by race teams in the 2003 season. We have entered into contractual agreements with 18 teams who have committed to be full season participants in the 2003 Champ Car World Series. We anticipate that an additional one or two teams will participate in selected events. We believe that it was necessary to provide this additional funding to ensure that there would be 18 to 20 competitive racecars in the field for the 2003 season. Without this additional funding, it was unlikely that there would have been 18 teams, which would result in defaults under certain of the Company's agreements with promoters and television. This could result in the Company not being able to complete the 2003 race season. In exchange for this assistance, the teams provide us with associate sponsor or in some instances primary sponsorship opportunities with their team to offset these costs. We are unable to predict how successful our efforts will be in marketing these packages. In addition, if the teams' efforts to sell sponsorship reach certain levels, they are required to repay a percentage of the assistance they have received from us.

     In October 2002, the Company purchased 100 race engines from Cosworth Racing, Inc. for a total purchase price of $4.0 million and agreed to pay for track support in the amount of

$1.5 million. The Company in turn has leased these engines to each team on the basis of $100,000 per entrant per race season.

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

OFF-BALANCE SHEET ARRANGEMENTS

     In October 2002, we provided a deposit of $550,000 and a letter of credit in the amount of $1.7 million in regards to the production of conversion kits for race car chassis for the 2003 season. The letter of credit guarantees that at least 20 of the kits would be purchased by our race teams. As the kits are purchased, the letter of credit will be reduced accordingly. If 20 kits were not purchased by our teams, we would have been required to purchase the remaining kits and continue to sell the kits to teams as they are needed. All 20 race kits have been purchased by our race teams; consequently, the deposit was refunded on February 27, 2003 and the letter of credit will be canceled.

     We have guaranteed a $2 million loan from the Miami Sports Entertainment Authority to Raceworks, LLC, an entity that holds the license to race in Miami. The loan is for the purchase of capital items needed to construct the race track. The loan is a 5 year agreement, payable in $200,000 installments per year, beginning in October 2002, with a balloon payment in the final year. The initial installment was paid by CART in the fourth quarter of 2002.

RELATED PARTY TRANSACTIONS

     We have historically entered into transactions with related parties, because several of our directors and one of our significant shareholders are team owners. We believe that it is necessary and appropriate to have team owners involved as directors or significant shareholders of the Company because of their unique knowledge of our business. We believe that all the transactions which we have entered into with our directors or significant shareholders, are comparable to the terms that we have in the past or could in the future enter into with third parties with respect to each of these transactions. In order to avoid conflicts of interest, any of our directors who are affiliated with an entity that is entering into a transaction with us have not and will not vote on any matters related to such transactions and may, in certain circumstances, refrain from participating in any discussions related to such transactions.

     The related party transactions under "Purse Distributions, Entry Support Program and Lease Arrangements" are all payments or transactions that are made on the identical basis to all race teams, whether they are affiliated with directors or significant shareholders or not affiliated. The payments payable to related parties under the caption "Team Assistance Program" relate to further assistance that the Company is providing to race teams to assure their participation in the 2003 race season. The amounts payable to each race team vary, depending upon the team's ability to raise third party sponsorship, the number of cars that the team will race in 2003, their budget and other factors. The Company has determined that these payments are necessary in order to assure a proper field for 2003 and believes that the amounts payable to each of the race teams affiliated with a director is consistent with arrangements that the Company could enter into with third parties. Both of these programs were developed to insure the necessary participation in the series. Without this additional funding, it is unlikely that there would have been 18 teams, which would result in defaults under certain of the Company's agreements with promoters and television and could have resulted in severe financial consequences to the Company.

     PURSE DISTRIBUTIONS, ENTRY SUPPORT PROGRAM AND TEAM ASSISTANCE. We have entered into, and we will continue to enter into, transactions with entities that are affiliated with our directors and/or 5% stockholders who are owners of our race teams. Race teams that participate in the Champ Car World Series receive purse distributions on a per race basis and from the year end point fund, which amounts have been paid based solely upon their performance in specific races. All of these payments are made to our race teams regardless of the affiliation with our directors or significant stockholders. During 2002, we also paid a participation payment to our race teams, including those affiliated with directors (or directors who have resigned during the year) and/or 5% stockholders. The following table provides information with respect to payments made during 2002 by us to race teams that are or were affiliated with directors and/or significant stockholders of CART:


RACE TEAM/AFFILIATED PERSON                       PURSE DISTRIBUTIONS    PARTICIPATION PAYMENTS
---------------------------                       -------------------    ----------------------

Newman/Haas Racing/Carl A. Haas                        $ 2,677,500             $ 380,000
Team Green/Barry E. Green                                2,013,500               570,000
Chip Ganassi Racing Teams, Inc./Chip Ganassi             2,185,000               540,000
Forsythe Racing, Inc./Gerald R. Forsythe                 1,532,250               380,000
Patrick Racing, Inc./U.E. Patrick                          317,250               190,000
Derrick Walker Racing, Inc./Derrick Walker                 317,750               190,000


     In 2003, we will lease engines and provide financial assistance to every team that participates in the Champ Car World Series, including teams affiliated with our directors and/or 5% stockholders. The financial assistance payments relate to two programs instituted for the 2003 season, the Entry Support Program
(ESP) and the Team Assistance Program. ESP will provide up to $42,500 in cash payments to teams, per race, for each car entered into the series.

     The Company has entered into a sponsorship agreement with Ford Motor Company, which provides in part, that Ford will lease to each of the teams Ford vehicles for their use in 2003. For ease of administration, Ford has leased these vehicles to the Company and the Company has subleased the vehicles to each team on a net net basis. There is no net cost or benefit to the Company related to this arrangement.

     The Company purchased one hundred (100) race engines from Cosworth Racing, Inc. for a total purchase price of $4.0 million and agreed to pay for track support in the amount of $1.5 million. The Company in turn has leased these engines to each team on the basis of $100,000 per entrant per year.

     The following table lists the estimated amount of engine lease income we will receive and Entry Support Payments we will make to related parties for the 2003 race season.


                                            ENGINE LEASE INCOME     ESP PAYMENTS
RACE TEAM/AFFILIATED PERSON                      FROM TEAMS           TO TEAMS
---------------------------                      ----------           --------

Newman/Haas Racing/Carl A. Haas                   $200,000          $1,530,000
Forsythe Racing, Inc./Gerald R. Forsythe           200,000           1,530,000
Patrick Racing, Inc./U.E. Patrick                  100,000             765,000
Derrick Walker Racing, Inc./Derrick Walker         200,000           1,530,000


     TEAM ASSISTANCE PROGRAM. The Team Assistance Program will supply an additional $30.0 million in team assistance spread over the 2003 race season as described above. The following table sets forth the Team Assistance Program payments to teams affiliated with directors and/or 5% stockholders.

RACE TEAM/AFFILIATED PERSON                          TEAM ASSISTANCE PAYMENTS
---------------------------                          ------------------------

Newman/Haas Racing/Carl A. Haas*                             $ 2,000,000
Patrick Racing, Inc./U.E. Patrick*                             1,400,000
Derrick Walker Racing, Inc./Derrick Walker                     5,925,000

* These agreements would put the Company over the $30.0 million in total team assistance the board of directors approved. The board has approved these contracts contingent on reducing the overall team assistance so as not to exceed $30.0 million.

PROMOTER AGREEMENTS

     Some of our directors or stockholders either control or are affiliated with others who control racing venues which stage CART and other racing events. We have entered into the following agreements with entities associated with directors or 5% stockholders:

     Carl A. Haas, a director of the Company and a race team owner, is a principal owner of Carl Haas Racing Teams, Ltd. and Texaco Houston Grand Prix L.L.C. ("HGP"), each of which have entered into Promoter Agreements with respect to Champ Car World Series races at the Wisconsin State Park Speedway in Milwaukee, Wisconsin and at a temporary road course in Houston, Texas. In the second quarter of 2002 the Promoter Agreement for the Milwaukee race was renewed for the 2002 event with the promoter having the option to extend for the 2003 and 2004 years. The sanction fees payable to CART under this agreement is similar to those paid by independent race promoters. Pursuant to the Promoter Agreement, entities affiliated with Mr. Haas have paid sanction fees to CART of $1.7 million. We are currently in negotiations regarding the option for the 2003 and 2004 events. In addition, we have incurred a total of $100,000 in sales costs and $100,000 in marketing expenses in relation to our race at Wisconsin State Park Speedway during 2002. The promoter agreement in regards to the Houston, Texas event provided for races to be held starting in 1998 through 2003. The Houston, Texas race was not held in 2002 and will not be held in 2003 due to construction on the temporary circuit in downtown Houston. Therefore, the promoter agreement has been terminated by mutual agreement. Carl Haas Racing Teams, Ltd. paid a $500,000 termination fee to CART and CART has received an option to acquire certain assets of HGP, used in operating the Houston event, for $750,000. This option was exercised and payment was made in January 2003.

     Gerald R. Forsythe, a race team owner and 24.9% stockholder, is a principal owner of the entities which entered into Promoter Agreements with respect to Champ Car World Series races in Monterrey, Mexico and Mexico City, Mexico. These entities affiliated with Mr. Forsythe have paid sanction fees to CART in the aggregate amount of $6.1 million for 2002. We are currently renegotiating the remaining years of the agreements.

     In addition, we have paid a total of $200,000 in sales costs and $200,000 in marketing expenses to these entities during 2002.

     In order to change the date of the Mexico City race as requested by Mr. Forsythe's affiliated entity, we have paid another promoter $250,000. Mr. Forsythe's affiliated entity reimbursed us for $125,000 of that expense.

     Gerald R. Forsythe is also a principal owner of an entity which entered into a Promoter Agreement with respect to Champ Car World Series races in Rockingham, England. The agreement provided for a race to be held beginning in 2001 through 2006. Following the cancellation of the race scheduled to be run in Germany, officials at Rockingham expressed concern regarding the viability of running a single event in Europe. In order to assure that the Rockingham event could move forward in 2002, we negotiated an amendment to the Promoter Agreement which reduced the sanction fee to $2.8 million and we assumed certain costs, including freight and transportation, in the amount of $900,000. In addition, the terms of the future years of the agreement, 2003-2006, were subject to renegotiation. This renegotiation has subsequently resulted in the cancellation of the remaining years of the agreement. In addition, we have paid a total of $100,000 in sales costs and $400,000 in marketing expenses to this entity during 2002.

     Floyd R. Ganassi Jr., a former director of the Company and a race team owner, is a principal owner of Chicago Motor Speedway, LLC and has entered into a Promoter Agreement with respect to a Champ Car World Series race at Chicago Motor Speedway in Cicero (Chicago), Illinois. Pursuant to the terms thereof, a Championship race was to be held through 2003. The Chicago Motor Speedway, LLC was to pay sanction fees to CART of $2.0 million for 2002 and $2.1 million for 2003. In 2002, the Chicago Motor Speedway, LLC announced the suspension of all race events at Chicago Motor Speedway. We then entered into an agreement with the Chicago Motor Speedway, LLC where we rented the track for $850,000 in 2002 and promoted the race ourselves.

OTHER TRANSACTIONS

     In addition to the above, we have entered into the following transactions with related parties:

     Mr. Forsythe is also a principal owner of the entity that holds our Mexican television rights through 2004. In return for these rights, we received a minimum guarantee of $300,000 in 2002 and will receive a minimum guarantee of $325,000 and $350,000 for each of the two years ending 2003 and 2004, respectively. In addition, we will receive 70% of the net profits, if any, until we reach $500,000, $550,000 and $600,000 for each of the three years ending 2002, 2003 and 2004, respectively.

     Mr. Ganassi is also principal owner of Target Chip Ganassi Racing, Inc., which entered into an agreement by which Target Chip Ganassi Racing Inc. ran a third car for a portion of the 2002 season. Pursuant to the terms thereof, we paid Target Chip Ganassi Racing, Inc. $1.7 million for running the third car, and we received the right to sell certain sponsorship space on that car.

     Ralph Sanchez, a director of the Company, is a principal owner of RAS Development, Inc. which has entered into a five year lease agreement with the Company for office space in Miami, Florida. Payments for this lease total $80,292, $97,957, $99,081, $100,045, $101,008 and $16,861 for 2003, 2004, 2005,
2006, 2007 and 2008, respectively.

PAYMENTS TO CART

     In addition to the payments described above, CART receives revenues from its race teams, including those affiliated with CART directors and/or 5% stockholders, for entry fees, equipment leases and other payments based solely on participation in CART events and CART's self-promoted event. During 2002, race teams affiliated with CART directors and/or 5% stockholders made such payments to CART as follows:

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

FACTORS THAT MAY AFFECT OPERATING RESULTS

     Reliance on Participation by Teams - Our future success is dependent upon the continued participation of racing teams in CART-sanctioned race events. A minimum number of teams are required to participate in order to provide a quality racing event. If teams that currently participate in our events terminate their participation, or if we are unable to attract new teams then that could adversely affect our financial and business results. Certain sanction agreements with promoters require a minimum number of cars in a particular CART-sanctioned race event. Two of these agreements require a minimum of 20 cars, and if less than 20 cars will participate, then the promoter may have the right to cancel the event or reduce the sanction fee. If the promoter intends to exercise their right to cancel the event, due to the minimum car count not being met, they are required to give us written notice of their intent to cancel the event and we have seven days from receipt of the written notice to provide the additional entries as required by the contract.

     Historically, the teams participating in our events derive substantially all of their funding for race operations from their sponsors and engine manufacturers (see "Reliance on Participation by Suppliers"). Generally, team sponsors measure advertising exposure to determine future sponsorship commitments. A decrease in our attendance or television viewership could adversely affect the level of funding by some team sponsors. In 2003, most of our events will be televised domestically on Speed Channel and seven events are anticipated to be on the CBS network. If sponsorship revenues are not available to teams, then those teams may not have the necessary funding to participate in our events.

     In 2002, due to general economic conditions and other factors, certain teams did not have sufficient funding to participate in our series. To ensure that a sufficient number of teams would compete in our series, we will provide financial incentives to certain teams to ensure their participation in our series for 2003. We may not be able to continue such financial incentives beyond the 2003 season, and therefore certain teams may not be able to participate in our series in the future if they are unable to obtain sufficient funding through sponsors and other alternatives.

     Beginning in 2003, certain teams and drivers that participated in our series in 2002, elected to participate in our rival series beginning in 2003. We are unable to assess what impact the loss of these teams and drivers will have on our series.

     We can not assure you that the current race teams will participate in future years or that we will be able to provide funding for teams to participate in future years. In addition, teams may elect to participate in a competing series rather than CART.

     RELIANCE ON INDUSTRY SPONSORSHIPS - A SIGNIFICANT DECLINE IN SPONSORSHIP, PROMOTION AND ADVERTISING DOLLARS AVAILABLE TO US, OUR RACE PROMOTERS AND THE RACING TEAMS PARTICIPATING IN OUR EVENTS IN THE FUTURE COULD ADVERSELY AFFECT OUR FINANCIAL AND BUSINESS RESULTS. We generate significant revenue each year from the sponsorship, promotion and advertising of various companies and their products. The revenue generated from such sponsorship, promotion and advertising substantially depends upon the level of advertising expenditures by sponsors or prospective sponsors. The level of advertising expenditures depends in part on the financial condition of such companies and the availability and cost of alternative promotional outlets. It also depends on their perception of the benefits of using us, our events or race teams as an advertising medium. Television viewership, spectator attendance and race venues for our events significantly impact the advertising and promotional value to sponsors. The economic slowdown over the past 36 months has had a negative effect on our ability to attract new sponsors and renew existing sponsors.

     RELIANCE ON PARTICIPATION BY SUPPLIERS - WITHOUT THE PARTICIPATION OF SUPPLIERS IN PROVIDING ENGINES, CHASSIS AND TIRES, WE MAY NOT BE ABLE TO CONTINUE SOME OF OUR RACING SERIES. We are dependent upon the continued participation of suppliers of engines, tires and chassis to teams competing in our events.

     The engines and tires for our race cars are designed specifically for our racing. In 2002, one tire manufacturer supplied tires to competitors in the Champ Car Series, and we will have one tire manufacturer in 2003.

     We had three major engine manufacturers in 2002. We have purchased the engines that will be used by the teams for the 2003 and 2004 seasons and we will lease the engines to the teams. Although we are currently in discussions with several engine manufacturers to provide engines beginning in 2005, we cannot assure you we will be successful in attracting engine manufacturers to our series and this could affect our financial and business results.

     We believe that the costs to some industry suppliers are greater than the revenues generated from the sale or lease of such products, and therefore, they must derive advertising or technical benefits from such participation.

     Historically, the engine manufacturers have provided monetary incentives to certain teams that use their engines. These benefits will not be available in 2003 and 2004, and this will increase the costs to the teams which could result in teams not having sufficient funding to compete in 2003 and 2004.

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

In addition, our racing events compete with other sports, entertainment and recreational events, including:

     -     Football
     -     Basketball
     -     Baseball
     -     Golf

     RELIANCE ON EVENT PROMOTERS -- WE DERIVE A SUBSTANTIAL PORTION OF OUR TOTAL REVENUES FROM SANCTION FEES WHICH ARE PAID TO US BY PROMOTERS. If several promoters incur financial losses or restrictions that prohibit future events from taking place or if such promoters elect not to promote our events in the future, we believe this could adversely affect our financial and business results. In 2002, we restructured our sanction fees with several promoters to share the risks and rewards.

     CART PROMOTED EVENTS - WE ARE THE PROMOTER OF CERTAIN EVENTS AND WITH RESPECT TO CERTAIN OTHER EVENTS, OUR SANCTION FEE IS BASED IN PART ON THE SUCCESS OF THE EVENT. The events are dependent on the sale of tickets, sponsorship, hospitality, signage and other commercial rights associated with the event for its financial success. If we fail to promote or co-promote these events effectively, then this could have an adverse affect on our financial and business results because our sanction fees have been decreased or replaced with revenue sharing arrangements and race promotion revenues.

     OUR FINANCIAL RESULTS DEPEND SIGNIFICANTLY ON CONSUMER SPENDING. Our financial success depends significantly on a number of factors relating to discretionary consumer spending, including factors such as:

     -    employment

     -    business conditions
     -    interest rates
     -    taxation rates

     These factors can impact attendance at our events and the amount of money spent on merchandise and concessions.

     POSTPONEMENT AND/OR CANCELLATION OF EVENTS COULD EFFECT OUR FINANCIAL RESULTS. If one or more of our events is postponed or canceled because of factors such as weather, terrorist attacks, war or the bankruptcy of one of our promoters, we could incur increased expenses or lost revenue due to the postponement or cancellation of such event. If the event is postponed, we could incur increased expenses related to conducting the rescheduled event. If an event is canceled, we could lose revenues from sanction fees and television advertising and, in the case of a CART co-promoted or promoted event, lose revenue from the ticket sales, sponsorship, hospitality, signage and other commercial rights associated with the event, while still incurring expenses for such event.

     NEW RACE VENUES - WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW RACE VENUES AND EXTEND OR RENEW CURRENT VENUES. The 2003 Champ Car World Series is anticipated to include two races at new venues, one of which is in Europe. Our operational success depends upon the success of our racing events. If these new events and new venues are not successfully implemented, then our financial and business results will be adversely affected.

     TELEVISION CONTRACTS - If we are not successful in selling advertising for our race broadcasts, our financial results will be adversely affected. We have entered into television contracts with Speed Channel and CBS to air our races. Speed Channel will provide air time on their network and we will purchase the air-time on CBS. We will produce the shows at our expense, and we will retain the advertising inventory.

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

     WEATHER - BAD WEATHER COULD ADVERSELY AFFECT US. Poor weather conditions could have a negative affect on us. Weather conditions affect fan attendance, which can affect venues where we act as a promoter or co-promoter. In addition, we cannot run our race cars on oval tracks that are wet, and delays or cancellation of events due to inclement weather could also have a negative financial impact on our operations.

     INDIANAPOLIS 500 - PARTICIPATION BY CART TEAMS AND DRIVERS IN THE INDIANAPOLIS 500 COULD HAVE AN ADVERSE EFFECT. The Indianapolis 500 is a major racing event in the United States. It draws substantial television viewership. For these reasons, many companies that sponsored race teams historically regarded an involvement at the Indianapolis 500 as being an extremely important part of their sponsorship. Corporations have spent a considerable sum of money to sponsor racing teams participating at the Indianapolis 500 and for advertising and promotions for such sponsorship. We are unable to predict what effect the continued limited participation by our teams at the Indianapolis 500 will have on our financial and business results.

     GROWTH STRATEGY - WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY. A factor in our growth strategy is to stage races in the largest urban markets domestically and internationally. These races may be in partnership with experienced race promoters and/or may also be owned and promoted by us. We cannot assure you that we will be able to find suitable partners and/or venues in which to stage races in the markets we desire to be in. Our ability to manage our future growth and to successfully implement this growth strategy could require enhanced operational, financial and management systems. In addition, we will need to successfully hire, train, retain and motivate additional employees. If we fail to manage our growth effectively, then this could have an adverse affect on our financial and business results.

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

     CONFLICTS - SOME OF OUR CURRENT STOCKHOLDERS AND DIRECTORS HAVE CONFLICTS OF INTEREST. Some of our current stockholders and directors are affiliated with a race team that participates in the Champ Car World Series. These stockholders and directors, affiliated with race teams receive prize money, entry support payments and may receive other team assistance payments. These factors result in an inherent conflict of interest for certain matters to be considered by the stockholders or directors. In addition, some of our stockholders and directors either control or are affiliated with others who control racing venues which stage CART and other racing events. Therefore, a conflict of interest may arise when we determine the location and dates of CART events and the amount of sanction fees paid. Under Delaware law, all directors owe a fiduciary duty to our stockholders.

     INTERIM RESULTS - OUR QUARTERLY RESULTS ARE SUBJECT TO FLUCTUATION AND SEASONALITY AS A RESULT OF THE SCHEDULING OF OUR RACES. Historically, our revenues are higher in the second and third quarters of the year due to the number of races that we stage in those quarters. The scheduling of any race in the Champ Car World Series can significantly affect our quarterly results of operations when compared to a previous quarter, if races are scheduled during different quarters from year to year. You may be unable to usefully compare our results in one quarter to our results in a prior period due to these timing differences. This may affect your ability to analyze our results on a quarterly basis and could also affect the market price of our stock. You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results" for a discussion of our quarterly results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets." The statement requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives will be tested for impairment upon adoption of the statement and annually thereafter. The Company will perform its annual impairment review for intangible assets during the fourth quarter of each year, commencing with the fourth quarter of 2002. The Company determined its goodwill was impaired and recognized a loss of $1.5 million in the second quarter of 2002.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of FIN 45 will be effective for guarantees issued or modified after December 31, 2002. The Company does not expect the recognition provisions of FIN 45 will have a material impact on the Company's consolidated financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entity". The term "variable interest" is defined in FIN 46 as "contractual, ownership or other pecuniary interests in an entity that change with changes in the entity's net asset value." Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. The Company does not expect the recognition provisions of FIN 46 will have a material impact on the Company's financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical information contained in this Form 10-K, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The factors listed below and other factors not mentioned, could cause the forward-looking statements to differ from actual results and plans:

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At December 31, 2002, our investments consisted of corporate bonds, U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 278 days. At December 31, 2001, our investments consisted of corporate bonds, U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of the portfolio was 136 days. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes are included in Item 15 of this document.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)     List of Documents Filed as Part of this Report:
(1)     Consolidated Financial Statements start on page F-1
(2)     Financial Statement Schedule
        Schedule II Valuation and Qualifying Accounts is on page S-1
(3)     Exhibits
        3.1      Certificate of Incorporation of the Company filed December 8, 1997 (1)
        3.2      Bylaws of the Company (1)
        10.1     2001 Long Term Stock Incentive Plan (6)
        10.5     Form of Promoter Agreement (1)
        10.6     Promoter Agreement with Wisconsin State Park Speedway related to West
                 Allis, Wisconsin dated June 5, 1996 (1)
        10.7     Promoter Agreement with Texaco Houston Grand Prix L.L.C. related to Houston,
                 Texas dated July 28, 1997 (1)
        10.11    Form of Sponsorship Agreement (1)
        10.15    Promoter Agreement with Ganassi Group, L.L.C. related to Chicago, Illinois dated April 7, 1998 (2)
        10.19    Promoter Agreement with Monterrey Grand Prix related to Monterrey, Mexico dated March 30, 2000 (3)
        10.20    Promoter Agreement with Rockingham Motor Speedway related to Rockingham,
                 England dated July 3, 2000 (4)
        10.21    Employment Agreement with Joseph F. Heitzler dated December 4, 2000 (5)
        10.22    First Amendment to Championship Auto Racing Teams, Inc. Employment
                 Agreement with Joseph F. Heitzler, dated December 4, 2001 (6)
        10.23    Employment Agreement with Christopher R. Pook as of December 18, 2001 (6)
        10.24    Promoter Agreement with Grupo Automouilistico Nacional y Deportiuo, S. de
                 R.L. de C.V. related to Mexico City, Mexico dated November 20, 2001 (6)
        10.25    Television Agreement Promotion Entertainment of Mexico, LLC related to
                 Mexican television rights dated February, 28, 2002 (6)
        10.26    Letter of Agreement with Chicago Motor Speedway, LLC related to the lease of Chicago Motor Speedway (the track) dated February 21, 2002 (6)
        10.27    Amendment to the Sanction Agreement by and between the Company and
                 Rockingham Motor Speedway dated as of August 16, 2002 (7)
        10.28    Form of Engine Lease Agreement
        10.29    Form of Entrant Support and Participation Agreement
        10.30    Form of FORD Vehicle Agreement
        10.31    Team Assistance Agreement with Newman/Haas Racing, Inc.
        10.32    Team Assistance Agreement with Newman/Haas Racing, Inc.
        10.33    Team Assistance Agreement with Patrick Racing, Inc.
        10.34    Team Assistance Agreement with Walker Racing, Inc. dated February 14, 2003
        10.35    Team Assistance Agreement with Walker Racing, Inc. dated February 14, 2003
        10.36    Chassis Upgrade Agreement with Walker Racing, Inc. dated January 29, 2003
        10.37    Show Car Agreement with Walker Racing, Inc. dated February 19, 2003
        10.38    Race Car Lease Agreement with Walker Racing, Inc. dated February 25, 2003
        10.39    Office Lease Agreement with RAS Development, Inc. dated March 2003


        21.1     Subsidiaries of the Registrant
        23.1     Consent of Deloitte & Touche LLP.
        99.1     Certification Pursuant to 18 U.S.C Section 1350
        99.2     Certification Pursuant to 18 U.S.C Section 1350

(b) Reports on Form 8-K We did not file a form 8-K during the three months ended December 31, 2002.
(1) Incorporated by reference to exhibit filed as part of our Registration Statement on Form S-1 (Registration No. 333-43141)
(2) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(3) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.
(5) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2001.
(7) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 26, 2003               CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                    ------------------------------------
                                                Registrant

                                       By:   /s/ Christopher R. Pook
                                           ------------------------------
                                             Christopher R. Pook
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       /s/ Christopher R. Pook                         Chief Executive Officer       March 26, 2003
       -----------------------------------------       and Director
               Christopher R. Pook

       /s/ Thomas L. Carter                            Chief Financial and           March 26, 2003
       -----------------------------------------       Accounting Officer
               Thomas L. Carter

        /s/ Mario Andretti                             Director                      March 26,2003
       -----------------------------------------
               Mario Andretti

       /s/ Carl A. Haas                                Director                      March 26, 2003
       -----------------------------------------
               Carl A. Haas

       /s/ James A. Henderson                          Director                      March 26, 2003
       -----------------------------------------
               James A. Henderson

       /s/ Rafael A. Sanchez                           Director                      March 26, 2003
       -----------------------------------------
               Rafael A. Sanchez

       /s/ Frederick T. Tucker                         Director                      March 26, 2003
       -----------------------------------------
               Frederick T. Tucker

       /s/ Derrick Walker                              Director                      March 26, 2003
       -----------------------------------------
               Derrick Walker


     CERTIFICATIONS

     I, Christopher R. Pook, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Championship Auto Racing Teams, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003



/s/ Christopher R. Pook
-----------------------
Christopher R. Pook
Chief Executive Officer

     CERTIFICATIONS

     I, Thomas L. Carter, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Championship Auto Racing Teams, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003



/s/ Thomas L. Carter
--------------------
Thomas L. Carter
Chief Financial Officer

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

CHAMPIONSHIP AUTO RACING TEAMS, INC.
   Independent Auditors' Report........................................... F-2

   Consolidated Balance Sheets as of December 31, 2002 and 2001........... F-3

   Consolidated Statements of Operations for the Years
         Ended December 31, 2002, 2001 and 2000........................... F-4

   Consolidated Statements of Stockholders' Equity for
         the Years Ended December 31, 2002, 2001 and 2000................. F-5

   Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2002, 2001 and 2000........................... F-6

   Notes to Consolidated Financial Statements............................. F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Championship Auto Racing Teams,
Inc.:

We have audited the accompanying consolidated balance sheets of Championship Auto Racing Teams, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Championship Auto Racing Teams, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.


DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 27, 2003
(March 7, 2003 as to Note 18)

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                              AS OF DECEMBER 31,
                                                                              ------------------
                                                                           2002               2001
                                                                           ----               ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $  6,773           $ 27,765
   Short-term investments                                                  79,489             87,621
   Accounts receivable (net of allowance for doubtful accounts
       of $1,282 and $7,388 in 2002 and 2001, respectively)                 4,657              5,195
   Inventory                                                                   --                 70
   Prepaid expenses and other current assets                                1,474              2,805
   Income tax refundable                                                   10,087                 --
   Deferred income taxes                                                    1,184              2,856
                                                                         --------           --------
      Total current assets                                                103,664            126,312
PROPERTY AND EQUIPMENT-NET                                                 10,403              4,832
GOODWILL (net of accumulated amortization of $133 in 2001)                     --              1,470
OTHER ASSETS (net of accumulated amortization
of $116 and $116 in 2002 and 2001, respectively)                              384                327
                                                                         --------           --------
TOTAL ASSETS                                                             $114,451           $132,941
                                                                         ========            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                      $  1,703           $  3,009
   Accrued liabilities:
      Royalties                                                               173                222
      Payroll                                                               2,455              4,298
      Taxes                                                                   743                110
      Other                                                                 4,879              5,558
   Deferred revenue                                                         1,423              1,511
                                                                         --------           --------
Total current liabilities                                                  11,376             14,708
DEFERRED INCOME TAXES                                                          57                297
COMMITMENTS AND CONTINGENCIES (Note 10)                                        --                 --
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at
      December 31, 2002 and 2001                                               --                 --
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 14,718,134 and 14,718,134 shares issued
      and outstanding at December 31, 2002 and 2001, respectively             147                147
   Additional paid-in capital                                              87,765             87,765
   Retained earnings                                                       14,511             29,028
   Accumulated other comprehensive income                                     595                996
                                                                         --------           --------
Total stockholders' equity                                                103,018            117,936
                                                                         --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $114,451           $132,941
                                                                         ========           ========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                         2002               2001                 2000
                                                                         ----               ----                 ----
REVENUES:
   Sanction fees                                                         $ 36,607           $ 47,226            $38,902
   Sponsorship revenue                                                     10,150             12,314             21,063
   Television revenue                                                       4,538              5,228              5,501
   Race promotion revenue                                                   1,417                 --                 --
   Engine leases, rebuilds and wheel sales                                     --              1,286              2,122
Other revenue                                                               4,533              4,209              7,460
                                                                        ---------           --------            -------
      Total revenues                                                       57,245             70,263             75,048
EXPENSES:
   Race distributions                                                      19,797             18,599             15,370
   Race expenses                                                           10,823             10,618              9,869
   Race promotion expense                                                   9,687                 --                 --
   Cost of engine rebuilds and wheel sales                                     --                348                652
   Television expense                                                      10,975                 --                 --
   Administrative and indirect expenses (includes severance expense
      of $0, $4,329 and $2,758 for 2002, 2001 and 2000, respectively)      27,756             35,605             25,275
   Bad debt-sponsorship partner (Note 11)                                      --                 --              6,320
   Asset impairment and strategic charges (Note 9)                             --              8,548                 --
   Litigation expenses (Note 10)                                               --              3,547                 --
   Relocation expense                                                       1,422                 --                 --
   Depreciation and amortization                                            1,436              1,493              1,352
                                                                        ---------           --------            -------
      Total expenses                                                       81,896             78,758             58,838
                                                                        ---------           --------            -------
OPERATING INCOME (LOSS)                                                   (24,651)            (8,495)            16,210
   Realized gain on sale of investments                                        26                 --                 --
   Interest income                                                          3,762              7,033              7,463
                                                                        ---------           --------            -------

INCOME (LOSS) BEFORE INCOME TAXES                                         (20,863)            (1,462)            23,673
INCOME TAX EXPENSE (BENEFIT)                                               (7,302)              (512)             8,520
                                                                        ---------           --------            -------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (13,561)              (950)            15,153
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)                          (956)                --                 --
                                                                        ---------           --------            -------
NET INCOME (LOSS)                                                       $ (14,517)          $   (950)           $15,153
                                                                        =========           ========            =======
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE:
    BASIC                                                               $   (0.92)          $  (0.06)           $  0.97
                                                                        =========           ========            =======
    DILUTED                                                             $   (0.92)          $  (0.06)           $  0.97
                                                                        =========           ========            =======
NET EARNINGS (LOSS) PER SHARE:
    BASIC                                                               $   (0.99)          $  (0.06)           $  0.97
                                                                        =========           ========            =======
    DILUTED                                                             $   (0.99)          $  (0.06)           $  0.97
                                                                        =========           ========            =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                                                  14,718             15,289             15,624
                                                                        =========           ========            =======
    DILUTED                                                                14,718             15,289             15,657
                                                                        =========           ========            =======


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        COMMON STOCK           ADDITIONAL      RETAINED
                                        ------------            PAID-IN        EARNINGS
                                    SHARES         AMOUNT       CAPITAL       (DEFICIT)
                                    ------         ------       -------       ---------
BALANCES, JANUARY 1, 2000           15,586          $ 156       $99,671         $14,825
   Net income                           --             --            --          15,153
   Unrealized gain on investments       --             --            --              --

   Comprehensive income                 --             --            --              --

   Exercise of options                 179              2         3,459              --
                                  --------         ------       -------         -------

BALANCES, DECEMBER 31, 2000         15,765            158       103,130          29,978
   Net loss                             --             --            --            (950)
   Unrealized gain on investments       --             --            --              --

   Comprehensive loss                   --             --            --              --

   Exercise of options                   7             --           109              --
   Acquisition and retirement of
     common stock                   (1,054)           (11)      (15,474)             --
                                  --------         ------       -------         -------

BALANCES, DECEMBER 31, 2001         14,718            147        87,765          29,028
   Net loss                             --             --            --         (14,517)
   Unrealized loss on investments       --             --            --              --
   Reclassification adjustment          --             --            --              --

   Comprehensive loss                   --             --            --              --
                                  --------         ------       -------         -------

BALANCES, DECEMBER 31, 2002         14,718         $  147       $87,765         $14,511
                                  ========         ======       =======         =======




                                    ACCUMULATED OTHER
                                      COMPREHENSIVE    STOCKHOLDERS'   COMPREHENSIVE
                                      INCOME (LOSS)       EQUITY       INCOME (LOSS)
                                      -------------       ------       -------------
BALANCES, JANUARY 1, 2000                    $ (322)   $ 114,330
   Net income                                    --       15,153           $ 15,153
   Unrealized gain on investments               950          950                950
                                                                       -------------
   Comprehensive income                          --           --           $ 16,103
                                                                       =============
   Exercise of options                           --        3,461
                                             ------    ---------

BALANCES, DECEMBER 31, 2000                     628      133,894
   Net loss                                      --         (950)          $   (950)
   Unrealized gain on investments               368          368                368
                                                                       -------------
   Comprehensive loss                            --           --           $   (582)
                                                                       =============
   Exercise of options                           --          109
   Acquisition and retirement of
     common stock                                --      (15,485)
                                             ------    ---------

BALANCES, DECEMBER 31, 2001                     996      117,936
   Net loss                                     --       (14,517)          $(14,517)
   Unrealized loss on investments             (384)         (384)              (384)
   Reclassification adjustment                 (17)          (17)               (17)
                                                                       -------------
   Comprehensive loss                           --            --           $(14,918)
                                             ------    ---------       ============

BALANCES, DECEMBER 31, 2002                  $  595    $ 103,018
                                             ======    =========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                             2002             2001              2000
                                                                             ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $(14,517)           $   (950)        $ 15,153
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
   Cumulative effect of accounting change (net of tax)                        956                  --               --
   Depreciation and amortization                                            1,436               1,493            1,352
   Bad debt-sponsorship partner                                                --                  --            6,320
   In-kind revenue                                                             --                  --           (1,084)
   Net loss (gain) from sale/disposal of property and equipment                16               1,975              (29)
   Impairment of goodwill                                                      --               5,628               --
   Deferred income taxes                                                    1,946              (1,208)          (2,014)
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                                     538                 383           (3,118)
      Inventory                                                                70                  81              160
      Prepaid expenses and other assets                                     1,274              (2,240)            (188)
      Refundable income tax                                               (10,087)                 --               --
      Accounts payable                                                     (1,306)              1,034             (156)
      Accrued liabilities                                                  (1,938)              6,320            1,100
      Deferred revenue                                                        (88)               (941)          (2,429)
      Deposits                                                                 --                (778)             778
                                                                         --------            --------         --------
             Net cash provided by (used in) operating activities          (21,700)             10,797           15,845

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                               (138,698)            (60,950)         (90,255)
   Proceeds from sale of investments                                      146,429              71,903           84,757
   Notes receivable                                                            --               2,682              622
   Acquisition of property and equipment                                   (7,050)               (880)          (2,353)
   Proceeds from sale of property and equipment                                27                  86              235
   Acquisition of trademark                                                    --                  (1)             (24)
                                                                         --------            --------         --------
             Net cash provided by (used in) investing activities              708              12,840           (7,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                    --                 109            3,461
   Repurchase of common stock                                                  --             (15,485)              --
                                                                         --------            --------         --------
          Net cash provided by (used in) financing activities                  --             (15,376)           3,461
                                                                         --------            --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (20,992)              8,261           12,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             27,765              19,504            7,216
                                                                         --------            --------         --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  6,773            $ 27,765         $ 19,504
                                                                         ========            ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                                       $      1            $  3,189         $  8,934
                                                                         ========            ========         ========
      Interest                                                           $     --            $      5         $     --
                                                                         ========            ========         ========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES--During 2000, the Company received property and equipment of approximately $1.1 million in exchange for sponsorship privileges to the providers.

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

     The Company is the sanctioning body responsible for organizing, marketing and staging each of the racing events for the open-wheel motorsports series -- the Champ Car World Series. The Company also acts as a promoter at certain events. The Company stages events at four different types of tracks, including superspeedways, ovals, temporary road courses and permanent road courses, each of which require different skills and disciplines from the drivers and teams.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc., American Racing Series, Inc. ("ARS"), Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. At the end of the 2001 season, the Company discontinued the operations of American Racing Series, Inc. All significant intercompany balances have been eliminated in consolidation.

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

     REVENUE RECOGNITION. Substantially all of the Company's revenue is derived from sanction fees, promotion revenues, sponsorship revenues, television revenues, and engine leases, each of which is dependent upon continued fan support and interest in Champ Car race events. Sanction fee revenues are fees paid to the Company by track promoters to sanction a Champ Car event at the race venue and to provide the necessary race management. In 2002, the Company self-promoted certain events. Revenues received for events the Company promotes are recorded as promotion revenues. The Company receives sponsorship revenues from companies who desire to receive brand and product exposure in connection with Champ Car races. Pursuant to broadcast agreements, the Company generates revenues for the right to broadcast the races, with revenues based upon viewership with a minimum guarantee for contracts through 2001 and for certain international contracts in 2002. In 2002, the Company bought the air-time and paid for production for certain races and received the advertising inventory for certain races. The Company also receives revenues from royalty fees paid for licenses to use servicemarks of the Company, various drivers, teams, tracks and industry sponsors for merchandising programs and product sales.

     Recognition of revenue from race sanction agreements is deferred until the event occurs. Sponsorship revenue and engine lease revenue are recognized ratably over the period covered by the agreement. Barter revenue is recognized at the time of the event. Television revenue is recognized ratably over the race schedule. Other revenues include membership and entry fees, contingency awards money, rights fees and royalty income. Membership and entry fees and contingency award money are recognized ratably over the race schedule. Royalty income is recognized as the related product sales occur or on a monthly basis based on a minimum guarantee.

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

     GOODWILL. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets". The statement requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives will be tested for impairment upon adoption of the statement and annually thereafter. The Company performs its annual impairment review for intangible assets during the fourth quarter of each year, commencing with the fourth quarter of 2002. As a result of adoption, the Company no longer records amortization expense related to goodwill or intangible assets with indefinite useful lives.

     The Company adopted SFAS No. 142, effective January 1, 2002, which resulted in a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill. The goodwill was recorded under the purchase method of accounting for the purchases of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Such charge is non-recurring in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. Previous to the adoption of SFAS No. 142, the Company had accounted for its goodwill and intangible assets in accordance with the accounting standards existing at the time, and the Company's analyses did not result in recognition of any impairment loss prior to the adoption of SFAS No. 142, except as discussed in Note 9.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology.

     A reconciliation of net loss and loss per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current year, is as follows:


                                                                                     (In Thousands,
                                                                                 Except Per Share Data)
                                                                                  For The Years Ended
                                                             December 31, 2002     December 31, 2001     December 31, 2000
                                                            -------------------    ------------------    -----------------
Reported net loss                                                   $  (14,517)            $    (950)           $   15,153
Add back: Goodwill amortization, net of tax                                  -                    27                    --
Add back: Trademark amortization, net of tax                                 -                    17                    18
Cumulative effect of accounting change, net of tax                         956                    --                    --
                                                            -------------------    ------------------    -----------------
Adjusted net loss                                                   $  (13,561)            $    (906)           $   15,171
                                                            ===================    ==================    =================
Basic and Diluted:
     Reported net loss per share                                    $    (0.99)            $   (0.06)           $     0.97
     Amortization, net of tax                                               --                    --                    --
     Cumulative effect of accounting change, net of  tax                  0.07                    --                    --
                                                            -------------------    ------------------    -----------------
     Adjusted loss per share                                        $    (0.92)            $   (0.06)           $     0.97
                                                            ===================    ==================    =================



     MANAGEMENT ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2002 and 2001, and the reported amounts of revenues and expenses during the periods presented. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

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

     On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement is intended to update, clarify and simplify existing accounting pronouncements. The Company adopted this statement in May 2002, and there was no impact on the financial statements upon adoption.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of FIN 45 will be effective for guarantees issued or modified after December 31, 2002. The Company does not expect the recognition provisions of FIN 45 will have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entity". The term "variable interest" is defined in FIN 46 as "contractual, ownership or other pecuniary interests in an entity that change with changes in the entity's net asset value." Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. The Company does not expect the recognition provisions of FIN 46 to have a material impact on the Company's financial position or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

     However, as required by SFAS No. 123, the Company has calculated pro forma information as if it had determined compensation cost based on the fair value at the grant date for its stock options granted to employees and directors. In accordance with SFAS No.123, for the year ended December 31, 2002, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro-forma purposes with the following assumptions used for all grants: expected volatility of 71%, expected dividend yield of 0%, risk-free interest rate of 3% and an expected life of 10 years. For the year ended December 31, 2001, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility of 30%, expected dividend yield of 0%, risk-free interest rate of 4% and an expected life of 10 years. For the year ended December 31, 2000, the fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility of 27%, expected dividend yield of 0%, risk-free interest rate of 5% and an expected life of 10 years. Had the Company determined compensation cost based on the fair value at the grant date for its stock under SFAS No. 123, net earnings (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:


                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET EARNINGS (LOSS)                                                      2002         2001         2000
                                                                      ------------ ------------ ------------
As reported                                                             $(14,517)     $  (950)      $15,153
Total stock-based employee compensation expense determined under
   the fair value based method, net of related tax effects                   (56)        (837)        (720)
                                                                        --------       ------       -------
Pro forma                                                               $(14,573)     $(1,787)      $14,433
                                                                        ========      =======       =======

DILUTED EARNINGS (LOSS) PER SHARE

As reported                                                             $  (0.99)     $ (0.06)      $  0.97
Total stock-based employee compensation expense determined under
   the fair value based method, net of related tax effects                    --        (0.06)        (0.05)
                                                                        --------       ------       -------
Pro forma                                                               $  (0.99)     $ (0.12)      $  0.92
                                                                        ========      =======       =======


     RECLASSIFICATIONS. Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order for them to conform to the 2002 presentation.

2. SHORT-TERM INVESTMENTS

     The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification at December 31:

                                                              GROSS UNREALIZED
(IN THOUSANDS)                  COST       FAIR VALUE       GAIN           LOSS
                              ----------    ----------    ----------    ----------
2002
Letters of credit               $    30       $    30         $  --       $    --
Corporate bonds                   2,538         2,556            18            --
U.S. agencies securities         76,003        76,903           900             2
                              ----------    ----------    ----------    ----------
Total short-term investments    $78,571       $79,489         $ 918       $     2
                              ==========    ==========    ==========    ==========

2001
Letters of credit               $ 8,167       $ 8,167         $  --       $    --
Corporate bonds                     507           511             4            --
U.S. agencies securities         77,951        78,943           992            --
                              ----------    ----------    ----------    ----------
Total short-term investments    $86,625       $87,621         $ 996       $    --
                              ==========    ==========    ==========    ==========


     Proceeds from sales of investments were approximately $146.4 million and $71.9 million in 2002 and 2001, respectively. In 2002 and 2001, gross gains and losses on such sales were not significant.

     Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:


                                               (IN THOUSANDS)             USEFUL LIFE
                                           2002             2001           (IN YEARS)
                                       -------------    --------------  ---------------------------
Engines                                   $   4,000        $    2,456 *        2
Equipment                                     7,242             4,890        5-20
Furniture and fixtures                          425               413         10
Vehicles                                      4,065             3,553        5-7
Other                                           268               215         5 (except leasehold
                                                                              improvements)
                                       -------------    --------------

Total                                        16,000            11,527

Less accumulated depreciation                (5,597)           (6,695)
                                       -------------    --------------

Property and equipment (net)              $  10,403        $    4,832
                                       =============    ==============



* 2001 engines are no longer in service and have been fully depreciated and disposed.

4. CAPITAL STOCK

     In 2002, there were no repurchases or retirements of common stock.

     During the year ended December 31, 2001, the Company repurchased and retired 1,054,000 shares of its common stock for an aggregate cost of $15.5 million, pursuant to its stock repurchase program authorized by the Board of Directors in April 2001. The program allows the Company to repurchase up to 2.5 million shares of its outstanding common stock from time to time in open market or privately negotiated transactions. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Currently, the Company has no intention to purchase any of its outstanding shares.

5. OPERATING LEASES

     The Company has entered into various non-cancelable operating leases for office space and equipment which expire through 2010. Total rent expense for these operating leases were approximately $491,173, $638,000 and $594,000 for 2002, 2001 and 2000, respectively.

     Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending December 31:          (In Thousands)
      2003                            $   503
      2004                                521
      2005                                523
      2006                                529
      2007                                540
      2008 and thereafter                 991
                                      -------
Total                                 $ 3,607
                                      =======

6. INCOME TAXES

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

     Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized, except for the state tax net operating loss carryforward.

     The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31 are as follows:


                                                                                  2002           2001
                                                                                  ----           ----
                                                                                    (IN THOUSANDS)
Current deferred tax assets (liabilities):
   Allowance for doubtful accounts                                          $       586       $    2,853
   Net capital loss carryforwards                                                    45               55
   State taxes                                                                       --              (52)
   Deferred compensation                                                            874               --
   Unrealized investment gains                                                     (321)              --
                                                                            -----------       ----------
         Net current deferred tax asset                                     $     1,184       $    2,856
                                                                            ===========       ==========

Non-current deferred tax assets (liabilities):
     Basis difference in fixed assets                                       $      (678)      $     (628)
     State tax net operating loss carryforward                                      682               --
     Valuation allowance, state tax net operating loss carryforward                (682)              --
     Goodwill                                                                       438              (64)
     Charitable contribution carryforwards                                          150              186
     Tax credit carryforwards                                                        --              209
     State taxes                                                                    (34)              --
     Indianapolis lease deferral                                                     67               --
                                                                            -----------       ----------
           Net non-current deferred tax liability                           $       (57)      $     (297)
                                                                            ===========       ==========


The provision (benefit) for income taxes consists of the following for the years ended December 31:


                                                      2002            2001          2000
                                                      ----            ----          ----
                                                                 (IN THOUSANDS)
Current                                           $  (8,927)      $     671    $  10,534
Deferred                                              1,111          (1,183)      (2,014)
                                                  ---------       ---------    ---------
         Total                                    $  (7,816)      $    (512)   $   8,520
                                                  =========       =========    =========

Tax expense (benefit) from operations             $  (7,302)      $    (512)   $   8,520
Tax expense (benefit) from accounting change           (514)             --           --
                                                  ---------       ---------    ---------
         Total                                    $  (7,816)      $    (512)   $   8,520
                                                  =========       =========    =========


The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                2002             2001             2000
                                            -------------    --------------    ------------
Tax at U.S. federal statutory rate               (35.0%)          (35.0%)           35.0%
State income tax, net of federal benefit          (0.9)            (0.3)             1.9
Meals and entertainment                            0.6              8.9              0.5
Tax exempt interest                                 --               --             (1.2)
Valuation allowance                                3.0               --
Other                                             (2.7)            (8.6)            (0.2)
                                            -------------    --------------    ------------
          Total                                  (35.0%)          (35.0%)           36.0%
                                            =============    ==============    ============


7. EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) savings plan. Contributions to the plan are in the form of employee salary deferral, subject to discretionary employer-matching contributions. The Company's contributions to the plan were approximately $81,000, $86,000, and $95,000 in 2002, 2001, and 2000, respectively.

8. DEBT

     At December 31, 2002 and 2001, the Company had an unused bank line of credit of $1.5 million. There were no amounts outstanding at December 31, 2002 and 2001. Advances on the line of credit are payable on demand, with interest at the bank's prime rate. The line of credit is secured by the Company's deposits with the bank.

9. ASSET IMPAIRMENT AND STRATEGIC CHARGES

     During the third quarter of 2001, the Board of Directors of the Company adopted a formal exit plan with respect to the discontinuance of the Dayton Indy Lights Championship ("DILC") effective at the conclusion of the 2001 race season. This decision resulted from an in-depth analysis of the Company's development series conducted by management of the Company and Bain & Company, an independent consulting company. The analysis was initiated to determine the future viability of the DILC, operated by ARS. This analysis included discussions with DILC team owners and employees and discussions with Toyota Atlantics Championship ("TAC") team owners and employees. The TAC is operated by Pro-Motion. The analysis was completed in July, 2001.

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

     In 2001, the Company recorded charges of $8.5 million related to the formal exit plan for the discontinuance of operations of the DILC. The Company recorded charges of $7.6 million related to the impairment of goodwill ($5.6 million) and a write-down of the carrying value of property and equipment ($2.0 million). The carrying value of the property and equipment that has been impaired primarily relates to engines owned by ARS and used in the DILC. The Company has fully depreciated and disposed of the engines.

     The Company also recorded charges of $885,000 in 2001 resulting from management's estimate of certain expenses following the decision by the Company to discontinue the DILC operations. These charges included provisions for doubtful accounts, severance payments and other settlement charges.

10. COMMITMENTS AND CONTINGENCIES

     REVENUE AGREEMENTS. The Company has entered into promoter, sponsorship and television agreements that extend through various dates, with the longest date expiring in the 2008 racing season. Under the promoter agreements, the Company is obligated to sanction Champ Car World Series racing events and provide related race management functions. Under the sponsorship agreements, the Company grants certain corporations official sponsorship status. In return the corporations receive recognition and status rights, event rights and product category exclusivity rights. Television agreements with various broadcast companies include production, time buys, sales and worldwide distribution of the Company's events.

     TEAM ASSISTANCE. Beginning in 2003 the Company will provide assistance to certain teams to ensure that there are a sufficient number of race cars competing in the Company's series. The Company will spend up to $30.0 million in team assistance, spread out over the race season, to make sure there are a sufficient number of healthy competitors for the 2003 season. In exchange for the team assistance the Company receives certain sponsorship rights from the team.

     ENTRANT SUPPORT PROGRAM. Beginning in 2003, the Company will provide financial assistance to teams that participate in the Champ Car World Series, including teams affiliated with our directors and/or 5% stockholders. The Entrant Support Program ("ESP") will provide up to $42,500 in cash payments to teams, per race, for each car entered into the series. In exchange for ESP payments, the Company receives certain sponsorship rights from the team.

     TELEVISION TIME BUYS. In 2003, the Company will buy the air time at approximately $240,000 per hour for the Company's CBS races. The Company anticipates having six two-and-one-half-hour shows in 2003.

     OFF BALANCE SHEET ARRANGEMENTS. In October 2002, the Company provided a deposit of $550,000 and a letter of credit in the amount of $1.7 million for the production of conversion kits for race car chassis for the 2003 season. The letter of credit guarantees that at least 20 of the kits would be purchased by the Company's race teams. As the kits are purchased, the letter of credit will be reduced accordingly. All 20 race kits have been purchased by the Company's race teams, and therefore, the deposit was refunded on February 27, 2003 and the letter of credit was canceled.

     INSURANCE. The Company is self-insured for the deductible amount ($50,000) on an insurance policy which provides accident medical expense benefits for participants of CART sanctioned races. Losses above the deductible amount are covered by the insurance policy.

     EMPLOYMENT AGREEMENTS. The Company has employment agreements with several of its officers. The employment agreements expire at various dates through December 2005. Certain of the employment agreements provide for a multiple of the individual's base salary in the event there is a termination of their employment as a result of a change in control in the Company.

     GUARANTY. The Company has unconditionally guaranteed the full and prompt payment of a loan of Raceworks, LLC (see Note 18). This guaranty will remain in effect until the guaranteed obligation terminates, which is currently estimated to be July 2007. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guaranty include principal and accrued interest of $1,824,000 as of December 31, 2002, and reasonable costs of collections incurred by the lender, which cannot be reasonably estimated.

     The Company has not incurred any liability relative to its obligation under the guaranty as of December 31, 2002

     LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit seeks damages in an unspecified amount for negligence and wrongful death. On November 5, 2001, a release signed by Mr. Rodriguez was upheld by the Court and the causes of action for negligence were dismissed based on the defendants' motion for summary judgment. The remaining count in the lawsuit was for willful and/or reckless conduct. On March 13, 2003 a jury verdict completely exonerating the Company was received.

     On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino. This lawsuit was filed by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit sought actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress. On a motion for Summary Judgment, the complaint was dismissed on all counts on October 16, 2002. An appeal of the dismissal was filed. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

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

11. BAD DEBT - SPONSORSHIP PARTNER

     Bad debt expense in 2000 of $6.3 million relates to a charge associated with the Company's sponsorship agreement with ISL Marketing AG ("ISL"). In 1998, ISL signed a nine (9) year contract to become the Company's exclusive marketing agent for solicitation of sponsorship agreements. The contract guaranteed the Company a minimum amount of sponsorship revenue for each year of the agreement. Following discussions with ISL, it was determined that ISL did not intend to fulfill its commitment with respect to the remaining years of the agreement under its original terms and collectability of the guarantee for 2000 was uncertain. In June 2001, ISL declared bankruptcy in Switzerland.

12. SEVERANCE EXPENSE

     During 2001, the Company recorded severance expense relating to the voluntary and involuntary resignation of certain employees, including the Company's President/CEO. These expenses amounted to $4.3 million and are included in administrative and indirect expenses.

     In June 2000, the Company's President/CEO announced his resignation. The former President/CEO entered into a severance agreement where the Company recorded a one-time severance payment of $2.8 million.

     At December 31, 2002 and 2001, severance payments of $2.3 million and $3.8 million, respectively, are accrued.

13. STOCK OPTION PLANS

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

     All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock of the Company or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of December 31, 2002 and 2001, there were 25,000 and 72,500, respectively, Director NQSOs issued and outstanding.

     No further options will be granted under either the 1997 Stock Option Plan or the Director's Stock Option Plan.

     The following table summarizes information about stock options under the 1997 Stock Option Plan and Directors Stock Option Plan during 2002, 2001 and 2000 as follows:


                                                                       WEIGHTED
                                                                        AVERAGE           WEIGHTED
                                                      NUMBER OF     REMAINING LIFE        AVERAGE
1997 DIRECTOR & STOCK OPTION PLAN                      SHARES            LIFE          EXERCISE PRICE
------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1999                 1,166,288               3.4             $17.20
(357,559 are exercisable)
Granted                                                 439,650               9.6              21.28
Exercised                                              (178,899)               --              16.00
Forfeited*                                             (721,550)               --              16.26
                                                  ------------------ ---------------- ----------------
Options outstanding December 31, 2000                   705,489               7.6             $20.99
(274,157 are exercisable)
Exercised                                                (6,667)               --              16.00
Forfeited                                               (96,250)               --              24.18
                                                  ------------------ ---------------- ----------------
Options outstanding December 31, 2001                   602,572               6.6             $20.50
(402,477 are exercisable)
Forfeited                                               337,302                --              21.16
                                                  ------------------ ---------------- ----------------
Options outstanding December 31, 2002                   265,270               4.1              19.67
                                                  ================== ================ ================
(256,287 are exercisable)


*600,000 options were forfeited in exchange for a severance payment made to the Company's former CEO.

     The weighted average exercise price of exercisable options at December 31, 2002 was $19.67. Options outstanding at December 31, 2002 range in exercise price from $16.00 to $29.00.

     At December 31, 2002, 2001 and 2000, an additional 0, 0 and 1,173,185, respectively, shares were reserved for issuance under the 1997 Stock Option Plan and Directors Stock Option Plan.

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

                                                               WEIGHTED      WEIGHTED      WEIGHTED
                                                                AVERAGE       AVERAGE      AVERAGE
                                                  NUMBER       REMAINING     EXERCISE        FAIR
2001 STOCK OPTION PLAN                          OF SHARES        LIFE          PRICE        VALUE
---------------------------------------------- ------------- -------------- ------------ -------------
Options outstanding December 31, 2000                    --             --           --            --
(0 are exercisable)
Granted                                             851,250            9.8       $15.35         $7.47
Forfeited                                             2,800             --        14.68            --
Options outstanding December 31, 2001               848,450            9.8       $15.30            --
 (40,000 are exercisable)
Granted                                             553,250            9.5        $7.38         $5.71
Forfeited                                           265,650             --       $15.26            --
Options outstanding December 31, 2002             1,136,050            9.2       $11.49            --
 (217,016 are exercisable)


     The weighted average price of exercisable options at December 31, 2002 was $14.14. Options outstanding at December 31, 2002 range in exercise price from $4.90 to $16.64. At December 31, 2002, 363,950 shares were reserved for issuance under the 2001 Stock Option Plan.

14. SEGMENT REPORTING

     The Company has one reportable segment, racing operations.

     This reportable segment encompasses all the business operations of organizing, marketing and staging all of the Company's open-wheel racing events.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long-lived assets are substantially used in the racing operations segment in the United States.


                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
(In Thousands)                             RACING OPERATIONS          OTHER*          TOTALS
--------------                             -----------------          ------          ------
2002
Revenues                                         $ 57,146            $   99          $ 57,245
Interest income                                     3,749                13             3,762
Depreciation and amortization                       1,361                75             1,436
Segment loss before income taxes                  (20,725)             (138)          (20,863)

2001
Revenues                                          $69,915            $  348          $ 70,263
Interest income                                     7,013                20             7,033
Depreciation and amortization                       1,395                98             1,493
Segment loss before income taxes                   (1,421)              (41)           (1,462)

2000
Revenues                                         $ 74,425            $  623          $ 75,048
Interest income                                     7,447                16             7,463
Depreciation and amortization                       1,250               102             1,352
Segment income (loss) before income taxes          24,135              (462)           23,673


*Segment is below the quantitative thresholds for presentation as a reportable segment. This segment is related to the Company's licensing royalties.

     Reconciliations to the consolidated balance sheets totals at December 31 are as follows:

         (In Thousands)
                                                     2002            2001
                                                 -------------    ------------
         Total assets for reportable segment     $    114,194     $   131,901
         Other assets                                     257           1,040
                                                 -------------    ------------
         Total consolidated assets               $    114,451     $   132,941
                                                 =============    ============

     Domestic and foreign revenues, which are allocated to each country based on sanction fees, sponsorship revenues and television revenues, the three years ended December 31 were as follows:

     (In Thousands)
     ------------
                                      2002          2001          2000
                                   ----------    ----------    -----------
     United States                   $ 33,820      $ 40,717       $ 53,261
     Canada                             6,500         7,032          7,618
     Mexico                             6,704         2,590             --
     Other foreign countries           10,221        19,924         14,169
                                     --------      --------       --------
     Total                           $ 57,245      $ 70,263       $ 75,048
                                     ========      ========       ========


     Revenues from one promoter in 2002 were $6.5 million, which exceeded 10% of total revenues.

15. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. Shares contingently issuable relate to shares that would have been outstanding under certain stock option plans (see
Note 13) upon the assumed exercise of dilutive stock options.

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                    2002               2001         2000
                                                                    ----               ----         ----
                                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
      Net income (loss)                                          $  (14,517)      $    (950)     $   15,153
                                                               ============     ===========    ============
      Basic EPS:
          Weighted average common shares outstanding                 14,718          15,289          15,624
                                                               ============     ===========    ============
          Net earnings (loss) per common share, basic            $    (0.92)      $   (0.06)     $     0.97
                                                               ============     ===========    ============
      Diluted EPS:
          Weighted average common shares outstanding                 14,718          15,289          15,624
          Shares contingently issuable                                   --              --              33
                                                               ------------     -----------    ------------
          Shares applicable to diluted earnings                      14,718          15,289          15,657
                                                               ============     ===========    ============
          Net earnings (loss) per common share, diluted          $   $(0.92)      $   (0.06)     $     0.97
                                                               ============     ===========    ============


     In 2002, due to a loss from operations, 20,000 incremental shares relating to the dilutive effect of stock options were excluded from the calculation of diluted loss per share due to their anti-dilutive effect. In 2001, 1,000 incremental shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

16. RELATED PARTY TRANSACTIONS

     The Company has entered into, and will continue to enter into transactions with entities that are affiliated with the Company's directors and/or 5% stockholders (related parties).

     The Company receives sanction fees from promoters affiliated with related parties. Total sanction fee revenue related to these entities for 2002, 2001 and 2000 was approximately $10.6 million, $12.7 million and $6.4 million, respectively. No sanction fees from a single related entity provided more than 10% of the Company's revenues in 2002, 2001 and 2000.

     The Company rented track facilities from promoters affiliated with related parties. Total track rental expense related to these entities for 2002, 2001, and 2000 was approximately $853,000, $59,000 and $28,000, respectively.

     At December 31, 2002 and 2001, the Company has accounts receivable of approximately $566,000 and $1.7 million, respectively, due from related parties. The receivables relate to billings associated with sanction fees and miscellaneous team and promoter charges.

     The Company receives entry fees and other race-related income to participate in the Champ Car Series from teams affiliated with related parties. Such fees received from teams amounted to $655,000, $710,000 and $1.4 million in 2002, 2001 and 2000, respectively.

     The Company disburses purse winnings, awards and participation payments to teams affiliated with related parties. Total purse winnings and awards related to these teams for 2002, 2001 and 2000 were $11.3 million, $6.4 million and $10.1 million, respectively.

     In 2003, the Company has committed to lease engines and provide financial assistance to teams affiliated with related parties. Total engine lease income and financial assistance related to the entities will be $700,000 and $14.7 million, respectively.

     The Company paid for at-track rights to promoters affiliated with related parties in order to satisfy contractual obligations with certain sponsors. Total at-track rights related to these entities for 2002, 2001 and 2000 were $400,000, $500,000 and $800,000, respectively.

     The Company paid for marketing expenses to promoters affiliated with related parties. Total marketing expenses related to these promoters for 2002, 2001 and 2000 were $700,000, $616,000 and $0, respectively.

     In 2001, the Company subsidized overseas travel expense for teams affiliated with related parties. Total travel reimbursements for those teams were $1.7 million.

     The Company pays royalties to teams and promoters affiliated with related parties. Total royalty expense for these entities for 2002, 2001 and 2000 were $46,000, $40,000 and $69,000, respectively.

     At December 31, 2002 and 2001, the Company has accounts payable and royalties payable of approximately $46,000 and $442,000, respectively, due to teams and promoters affiliated with related parties.

     In 2001, the Company repurchased 80,000 shares at the market price of $14.50 per share from a Director of the Company. The repurchase was made in compliance with the Company's repurchase program that was authorized by the Board of Directors in April 2001.

     An officer of the Company is a principal in a law firm which received fees for legal services provided to the Company. Such fees amounted to approximately $125,000, $126,000 and $172,000 in 2002, 2001 and 2000, respectively.

17. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.


(In Thousands, Except Earnings Per Share)                       First       Second          Third        Fourth        Total
-------------------------------------------------------------------------------------------------------------------------------
2002
Total revenues                                                $  5,603      $19,292       $ 18,537      $ 13,813      $ 57,245
Operating income (loss)                                         (2,001)      (6,759)       (13,667)       (2,224)      (24,651)
Net income (loss) before effect of accounting change              (594)      (3,668)        (8,310)         (989)      (13,561)
Cumulative effect of accounting change                             956)          --             --            --          (956)
                                                              --------      -------       --------      --------      --------
Net income (loss) after effect of accounting change           $ (1,550)     $(3,668)      $ (8,310)     $   (989)     $(14,517)
                                                              ========      =======       ========      ========      ========
Earnings (loss) per share before cumulative effect
  of accounting change:
     Basic                                                    $  (0.04)     $ (0.25)      $  (0.56)     $  (0.07)     $  (0.92)
                                                              ========      =======       ========      ========      ========
     Diluted                                                  $  (0.04)     $ (0.25)      $  (0.56)     $   (0.07)       (0.92)
                                                              ========      =======       ========      ========      ========
Earnings (loss) per share after before cumulative
  effect of accounting change:
     Basic                                                    $  (0.11)     $ (0.25)      $  (0.56)     $  (0.07)     $  (0.99)
                                                              ========      =======       ========      ========      ========
     Diluted                                                  $  (0.11)     $ (0.25)      $  (0.56)     $  (0.07)     $  (0.99)
                                                              ========      =======       ========      ========      ========




(In Thousands, Except Earnings Per Share)                       First       Second         Third         Fourth        Total
-------------------------------------------------------------------------------------------------------------------------------
2001
Total revenues                                                $  6,439      $19,785       $ 29,559      $ 14,480      $ 70,263
Operating income (loss)                                         (1,849)       4,157         (4,439)       (6,364)       (8,495)
                                                              --------      -------       --------      --------      --------
Net income (loss)                                             $     81      $ 3,949       $ (1,710)(1)  $ (3,270)     $   (950)
                                                              ========      =======       ========      ========      ========
Basic earnings (loss)  per share                              $   0.01      $  0.25       $  (0.11)     $  (0.21)     $  (0.06)
                                                              ========      =======       ========      ========      ========
Diluted earnings (loss) per share                             $   0.01      $  0.25       $  (0.11)     $  (0.21)     $  (0.06)
                                                              ========      =======       ========      ========      ========




(1) Includes asset impairment and strategic charges of $8.5 million relating to the discontinuance of our Indy Lights series and litigation expense of $3.5 million that was a result of a settlement with Texas Motor Speedway for the cancellation of a race that was to be held in April 2001.

18. ACQUISITION OF RACEWORKS, LLC

     On March 7, 2003, the Company acquired 100 percent (100%) of the membership interests in Raceworks, LLC ("Raceworks"). The aggregate purchase price was $1.2 million including $473,000 of cash and a promissory note of $722,000 without interest. Raceworks is a motorsports promotion company and holds a revocable license agreement to annually conduct a street race in downtown Miami through 2017, with an option to extend for an additional ten (10) years.

                                   SCHEDULE II

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                  CHARGED                         BALANCE
                                                 BEGINNING       TO COSTS          DEDUCTIONS    AT END OF
         DESCRIPTION                             OF PERIOD      AND EXPENSES          (1)        OF PERIOD
-------------------------------------------     ------------    ------------     -----------    -----------
Allowance for doubtful
   accounts (deducted from
   accounts receivable):
      Year Ended December 31, 2002...             $  7,388       $  1,223         $  7,329        $ 1,282
      Year Ended December 31, 2001...                6,539          1,077              328          7,388
      Year Ended December 31, 2000...                  250          6,546              257          6,539
Allowance for doubtful
    notes (deducted from
    notes receivable):
      Year Ended December 31, 2002...             $    219       $      0         $   198        $     21
      Year Ended December 31, 2001...                    0            219               0             219



(1)  Accounts deemed to be uncollectible.