Form 10-Q
period 2003-03-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2003-05-06
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                14,718,134 SHARES
         ----------------------------                -----------------
            (class of common stock)           (outstanding at April 1, 2003)



                         This report contains 31 pages.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                           PAGE

    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets as of March 31, 2003 and
            December 31, 2002                                               3

            Consolidated Statements of Operations for the Three Months
            Ended March 31, 2003 and 2002                                   4

            Consolidated Statement of Stockholders' Equity for the Three
            Months Ended March 31, 2003                                     5

            Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2003 and 2002                                   6

            Notes to Consolidated Financial Statements                      7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  15

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES                       27
            ABOUT MARKET RISKS

    ITEM 4. CONTROLS AND PROCEDURES                                        27

PART II - OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               28

SIGNATURES                                                                 29

CERTIFICATIONS                                                             30

EXHIBITS

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                     MARCH 31, 2003  DECEMBER 31, 2002
                                                                                     --------------  -----------------
                                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             $ 15,705        $  6,773
   Short-term investments                                                                  54,920          79,489
   Accounts receivable (net of allowance for doubtful accounts
      of $1,294 and $1,282 at March 31, 2003 and December 31, 2002, respectively)           9,396           4,657
   Prepaid expenses and other current assets                                                5,596           1,474
   Income tax refundable                                                                   10,942          10,087
   Deferred income taxes                                                                    1,085           1,184
                                                                                         --------        --------
      Total current assets                                                                 97,644         103,664
PROPERTY AND EQUIPMENT- Net                                                                15,299          10,403
DEFERRED INCOME TAXES                                                                       4,171              --
GOODWILL                                                                                      546              --
OTHER ASSETS                                                                                  464             384
                                                                                         --------        --------
TOTAL ASSETS                                                                             $118,124        $114,451
                                                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Long term debt-current portion                                                        $    100        $     --
   Accounts payable                                                                         4,158           1,703
   Accrued liabilities:
      Race expenses and point awards                                                          347              --
      Royalties                                                                               105             173
      Payroll                                                                               2,391           2,455
      Taxes                                                                                   454             743
      Other                                                                                 5,870           4,879
   Deferred revenue                                                                         9,108           1,423
                                                                                         --------        --------
      Total current liabilities                                                            22,533          11,376

DEFERRED INCOME TAXES                                                                          --              57
LONG TERM DEBT                                                                              1,700              --
COMMITMENTS AND CONTINGENCIES                                                                  --              --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2003
      and December 31, 2002                                                                    --              --
   Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 and 14,718,134 shares issued and outstanding at March 31, 2003
      and December 31, 2002, respectively                                                     147             147
   Additional paid-in capital                                                              87,765          87,765
   Retained earnings                                                                        5,522          14,511
   Accumulated other comprehensive income                                                     457             595
                                                                                         --------        --------
         Total stockholders' equity                                                        93,891         103,018
                                                                                         --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $118,124        $114,451
                                                                                         ========        ========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             2003              2002
                                                           --------         --------
REVENUES:
    Sanction fees                                          $  3,000         $  2,704
    Sponsorship revenue                                       1,598            2,280
    Television revenue                                          189              205
    Engine lease revenue                                        475               --
    Other revenue                                               902              414
                                                           --------         --------
         Total revenues                                       6,164            5,603

EXPENSES:
    Race distributions                                       10,993            1,023
    Race expenses                                             1,567            1,701
    Race promotion expense                                      333               --
    Television expense                                        1,507               72
    Administrative and indirect expenses                      5,349            4,474
    Depreciation and amortization                               820              334
                                                           --------         --------
         Total expenses                                      20,569            7,604

OPERATING LOSS                                              (14,405)          (2,001)
    Realized gain on sale of investments                         85               --
    Interest income                                             489            1,087
                                                           --------         --------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                                    (13,831)            (914)
    Income tax benefit                                       (4,842)            (320)
                                                           --------         --------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (8,989)            (594)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)              --             (956)
                                                           --------         --------
NET LOSS                                                   $ (8,989)        $ (1,550)
                                                           ========         ========
LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE:
              BASIC                                        $  (0.61)        $  (0.04)
                                                           ========         ========
              DILUTED                                      $  (0.61)        $  (0.04)
                                                           ========         ========
NET LOSS PER SHARE:
              BASIC                                        $  (0.61)        $  (0.11)
                                                           ========         ========
              DILUTED                                      $  (0.61)        $  (0.11)
                                                           ========         ========
WEIGHTED AVERAGE SHARES OUSTANDING:
              BASIC                                          14,718           14,718
                                                           ========         ========
              DILUTED                                        14,718           14,718
                                                           ========         ========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                        COMMON STOCK        ADDITIONAL           ACCUMULATED OTHER
                                     ------------------      PAID-IN    RETAINED   COMPREHENSIVE     STOCKHOLDERS'  COMPREHENSIVE
                                     SHARES      AMOUNT      CAPITAL    EARNINGS   INCOME (LOSS)        EQUITY          LOSS
                                     ------      ------      -------    --------   -------------        ------      -------------
BALANCES, JANUARY 1, 2003            14,718       $147       $87,765     $14,511       $595            $103,018
   Net loss                              --         --            --      (8,989)        --              (8,989)       $(8,989)
   Unrealized loss on investments        --         --            --          --        (83)                (83)           (83)
   Reclassification adjustment           --         --            --          --        (55)                (55)           (55)
                                                                                                                       -------
   Comprehensive loss                    --         --            --          --         --                  --        $(9,127)
                                     -------      ----       -------     -------       ----            --------        =======
BALANCES, MARCH 31, 2003             14,718       $147       $87,765     $ 5,522       $457            $ 93,891
                                     =======      ====       =======     =======       ====            ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  2003             2002
                                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (8,989)        $ (1,550)
     Adjustments to reconcile net loss to
           net cash provided by (used in) operating activities:
     Cumulative effect of accounting change (net of tax)                              --              956
     Depreciation and amortization                                                   820              334
     Net loss from sale of property and equipment                                     77               14
     Deferred income taxes                                                        (4,129)            (544)
     Changes in assets and liabilities that provided (used) cash (net of effects from purchase of Raceworks, LLC):
           Accounts receivable                                                    (4,412)          (1,732)
           Inventory                                                                  --              (25)
           Prepaid expenses and other assets                                      (4,071)           1,507
           Income tax refundable                                                    (855)              --
           Accounts payable                                                          729            1,301
           Accrued liabilities                                                       917           (4,627)
           Deferred revenue                                                        7,506           12,412
                                                                                --------         --------
                   Net cash provided by (used in) operating activities           (12,407)           8,046

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of Raceworks, LLC, net of cash acquired                  (446)              --
     Purchase of investments                                                      (6,961)         (51,825)
     Proceeds from sale of investments                                            31,392           34,064
     Notes receivable                                                                 --             (251)
     Acquisition of property and equipment                                        (1,734)            (997)
     Proceeds from sale of property and equipment                                     61               20
                                                                                --------         --------
                Net cash provided by (used in) investing activities               22,312          (18,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt                                                    (973)              --
                                                                                --------         --------
                Net cash used in financing activities                               (973)              --
                                                                                --------         --------

NET (INCREASE) IN CASH AND CASH EQUIVALENTS                                        8,932          (10,943)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   6,773           35,932
                                                                                --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 15,705         $ 24,989
                                                                                ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                          $     --         $      1
                                                                                ========         ========
          Interest                                                              $     --         $     --
                                                                                ========         ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES--During 2003, the Company received property, equipment, and/or services of approximately $35 in exchange for sponsorship privileges to the providers.

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

     Because of the seasonal concentration of racing events, the results of operations for the three months ended March 31, 2003 and 2002 are not indicative of the results to be expected for the year.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc., Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. As of March 7, 2003, the consolidated financial statements also include the financial statements of Raceworks, LLC, a wholly owned subsidiary (See Note 7). All significant intercompany balances have been eliminated in consolidation.

     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Diluted per share amounts assume the exercise of shares contingently issuable under certain stock option plans when dilutive. In each of the three months ended March 31, 2003 and 2002, due to losses from operations, approximately 0 and 6,916 shares, respectively, were excluded from the dilutive loss per share calculation due to their anti-dilutive effect.

     ACCOUNTING PRONOUNCEMENTS. On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement on January 1, 2003, and there was no impact on the financial statements upon adoption.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of FIN 45 will be effective for guarantees issued or modified after December 31, 2002. The Company adopted this interpretation on January 1, 2003, and there was no impact on the financial statements upon adoption.

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

     However, as required by SFAS No. 123, companies who have chosen to follow APB No. 25 are required to calculate pro forma information as if it had calculated compensation based on the fair value at the grant date for its stock options granted to employees and directors. In the first quarters of 2003 and 2002, there was no compensation expense under APB No. 25.

                                                                               AS OF MARCH 31,
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET EARNINGS (LOSS)                                                         2003             2002
-------------------                                                       -------           -------
As reported                                                               $(8,989)          $(1,550)
Total stock-based employee compensation expense determined under
   the fair value based method, net of related tax effects                   (172)            1,017
                                                                          -------           -------
Pro forma                                                                 $(9,161)          $  (553)
                                                                          =======           =======

DILUTED EARNINGS (LOSS) PER SHARE
---------------------------------
As reported                                                               $ (0.61)          $ (0.11)
Total stock-based employee compensation expense determined under
   the fair value based method, net of related tax effects                  (0.01)             0.07
                                                                          -------           -------
Pro forma                                                                 $ (0.62)          $ (0.04)
                                                                          =======           =======

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2002 unaudited consolidated financial statements in order for them to conform to the 2003 presentation.

     MANAGEMENT ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period presented. The actual outcome of the estimates could differ from the estimates made in the preparation if the consolidated financial statements.

2.  GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets." The statement requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives are tested for impairment upon adoption of the statement and annually thereafter. As a result of adoption, the Company no longer records amortization expense related to goodwill or intangible assets with indefinite useful lives.

     The Company adopted SFAS No. 142, effective January 1, 2002, which resulted in a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill. The goodwill was recorded under the purchase method of accounting for the purchases of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Such charge is non-recurring in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. Prior to the adoption of SFAS No. 142, the Company had accounted for its goodwill and intangible assets in accordance with the accounting standards existing at the time.

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

     A reconciliation of net loss and loss per share, adjusted to exclude amortization expense, net of tax, for the period of adoption and the cumulative effect of accounting change recognized in the current period, is as follows:

                                                                (In Thousands Except Per Share Data)
                                                                       Three Months Ended
                                                                 March 31, 2003      March 31, 2002
                                                                 ----------------------------------
Reported net loss                                                    $  (8,989)          $(1,550)
Cumulative effect of accounting change, net of tax                          --               956
                                                                 ----------------------------------
Adjusted net loss                                                    $  (8,989)          $  (594)
                                                                 ----------------------------------

Basic and Diluted:
     Net income (loss) per share                                     $   (0.61)          $ (0.11)
     Cumulative effect of accounting change, net of  tax                    --              0.07
                                                                 ----------------------------------
     Adjusted income (loss) per share                                $   (0.61)          $ (0.04)
                                                                 ----------------------------------


     The Company recorded $546,000 of goodwill and other intangible assets in the three months ended March 31, 2003 in conjunction with the acquisition of Raceworks, LLC (See Note 7). The Company is in the process of obtaining third-party valuations of certain separately identifiable intangible assets. The acquired intangible asset values, including goodwill, will be assigned based on the results of the third-party valuation. Any portion determined to be goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Any portion allocated to intangible assets that have finite useful lives will be amortized over their useful lives.

3. SHORT-TERM INVESTMENTS

     The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                                         GROSS UNREALIZED
                                                                       -------------------
(IN THOUSANDS)                         COST          FAIR VALUE         GAIN         LOSS
                                      -------        ----------        ------        -----
MARCH 31, 2003
--------------
U.S. agencies securities              $54,216          $54,920          $704          $--
                                      -------          -------          ----          ---
Total short-term investments          $54,216          $54,920          $704          $--
                                      =======          =======          ====          ===
DECEMBER 31, 2002
-----------------
Letters of credit                     $    30          $    30          $ --          $--
Corporate bonds                         2,538            2,556            18           --
U.S. agencies securities               76,003           76,903           900            2
                                      -------          -------          ----          ---
Total short-term investments          $78,571          $79,489          $918          $ 2
                                      =======          =======          ====          ===

     Proceeds from sales of investments for the three months ended March 31, 2003 and 2002 were approximately $31.4 million and $34.1 million, respectively.

     Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at March 31, 2003 and December 31, 2002:

                                         (IN THOUSANDS)
                                      MARCH 31,   DECEMBER 31,    USEFUL LIFE
                                        2003          2002        (IN YEARS)
                                      -------       -------       ------------------------------------
   Engines                            $ 4,300       $ 4,000       2
   Equipment                           12,689         7,242       5-20
   Furniture and fixtures                 572           425       10
   Vehicles                             3,909         4,065       5-7
   Other                                  289           268       5 (except leasehold improvements)
                                      -------       -------
   Total                               21,759        16,000

   Less accumulated depreciation       (6,460)       (5,597)
                                      -------       -------
   Property and equipment (net)       $15,299       $10,403
                                      =======       =======

5.  SEGMENT REPORTING

     The Company has two reportable segments, sanctioning and race promotions. In 2003, the Company added "Race Promotions" as a reportable segment. There were no prior period adjustments relating to the new reportable segment.

     Sanctioning encompasses all the business operations of organizing, marketing and staging all of our open-wheel racing events when we act as a sanctioning body. We receive a sanction fee from the event promoter for our services that is either fixed or is based upon a profit sharing agreement.

     Race promotions encompasses all the business operations of marketing and promoting our open-wheel racing events when we act as promoter and have exclusive rights to the event. We receive the revenues from the event and are responsible for the expenses of the event.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long-lived assets are substantially used in the sanctioning segment in the United States. The Company evaluates performance based on income before income taxes.

                                                                THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------
($ in thousands)                                  SANCTIONING    RACE PROMOTIONS      OTHER*            TOTAL
                                                  -----------    ---------------      ------            -----
2003
----
Revenues                                           $  6,010           $  --           $ 154           $  6,164
Interest income (net)                                   486              --               3                489
Depreciation and amortization                           798              --              22                820
Segment income (loss) before income taxes           (13,602)           (333)            104            (13,831)

2002
----
Revenues                                           $  5,564           $  --           $  39           $  5,603
Interest income (net)                                 1,083              --               4              1,087
Depreciation and amortization                           315              --              19                334
Segment loss before income taxes                       (901)             --             (13)              (914)


*Segment is below the quantitative thresholds for presentation as a reportable segment. This segment is related to the Company's licensing royalties.


Reconciliations to consolidated financial statement totals are as follows:

                                                 MARCH 31,        DECEMBER 31,
($ in thousands)                                   2003              2002
---------------------                            --------          --------
Total assets for sanctioning segment             $114,254          $114,194
Total assets for race promotion segment             3,569                --
Other assets                                          301               257
                                                 --------          --------
Total consolidated assets                        $118,124          $114,451
                                                 ========          ========

     As a result of the Company's adoption of SFAS No. 142, the sanctioning segment recorded a non-cash charge of $632,000, or $411,000 net of tax benefit of $221,000, and the Other segment recorded a non-cash charge of $838,000, or $545,000 net of tax benefit of $293,000, as a cumulative effect of accounting change for the write-off of goodwill effective in the first quarter of 2002.

6.  COMMITMENTS AND CONTINGENCIES

     LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit sought damages in an unspecified amount for negligence and wrongful death. On November 5, 2001, the Court upheld a release signed by Mr. Rodriguez and the causes of action for negligence were dismissed. On March 13, 2003 a jury verdict found in favor of the Company with respect to the claim for willful and/or reckless conduct and the case was dismissed.

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

     On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. The Company is vigorously defending itself in this lawsuit and does not believe the lawsuit has merit. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

     On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a former director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleges that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit seeks damages of an unspecified amount. This lawsuit has been removed to California. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles. The suit seeks compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing and declaratory relief. An amended complaint adding a count for tortious breach of contract in violation of public policy was filed on April 9, 2002. The Company is vigorously defending itself in this lawsuit. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

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

7.  ACQUISITION OF RACEWORKS, LLC

     On March 7, 2003, the Company acquired one hundred percent (100%) of the membership interests in Raceworks, LLC ("Raceworks"). The results of Raceworks' operations have been included in the consolidated financial statements since that date. Raceworks is a motorsports promotion company and holds a revocable license agreement to annually conduct a street race in downtown Miami through 2017, with an option to extend for an additional ten (10) years. The aggregate purchase price was $1.2 million including $473,000 of cash and a contingent promissory note of $722,000. The payment of the promissory note is contingent upon specified events in the future and has neither been recorded as a liability or an acquisition cost.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.



Current assets                               $   449,000
Property and equipment                         4,120,000
Other assets                                      36,000
Intangible assets, including goodwill            546,000
                                             -----------
         Total assets acquired                 5,151,000
                                             -----------
Current liabilities                           (1,900,000)
Long-term debt                                (2,778,000)
                                             -----------
         Total liabilities assumed            (4,678,000)
                                             -----------
Net assets acquired                          $   473,000
                                             ===========

     The acquisition has been accounted for using the purchase method of accounting. Under purchase accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Raceworks based upon their respective fair values as of the date of the acquisition. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on available information. The final allocation of purchase price and the resulting effect on income from operations may differ from the amounts recorded by the Company. The Company is in the process of obtaining third-party valuations of certain separately identifiable intangible assets. The acquired intangible asset values, including goodwill, will be assigned based on the results of the third-party valuation. Any portion allocated to the license agreement would be amortized over its remaining life. The contingent consideration will be recorded when the contingency is resolved and the consideration is issued or becomes issuable. Such consideration will be an addition to the cost of the acquisition and to goodwill and/or intangible assets based on the results of the third-party valuation.

     Prior to the acquisition, the Company had unconditionally guaranteed the full and prompt payment of a loan to Raceworks. Future principal payments due were $1,800,000 at the date of the acquisition. The Company had not incurred any liability relative to its obligation under the guaranty as of the date of the acquisition.

     The following unaudited pro forma financial data illustrates the estimated effects as if the acquisition had been completed as of the beginning of the periods.

                                                         QUARTER ENDED
                                                            MARCH 31,
($ in thousands)                                     2003               2002
                                                   --------           -------
Revenues                                           $  6,171           $ 5,603
Expenses                                             20,819             7,604
Loss before income taxes and cumulative effect
   of accounting change                             (14,074)           (1,101)
                                                   ========           =======

     The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

8. LONG TERM NOTE

     In March 2003, the Company assumed a $1.8 million commercial term loan in connection with the acquisition of Raceworks, LLC. The principal on the loan shall be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. The entire unpaid principal amount of the loan and all accrued and unpaid interest and other amounts payable hereunder shall be due and payable in July 2007. The loan may be prepaid, in whole or in part, without a penalty. The rate of the interest on the outstanding principal amount of the loan will be equal to The Wall Street Journal prime rate (the "prime rate") plus 150 basis points. (As of March 31, 2003, the rate of interest was 5.75 %.)

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

     SANCTION FEE REVENUE. Generally, sanction fees are paid in advance of the race and are recorded as deferred revenue. Revenue from sanction fees is not recognized until the event is completed. In 2002 and 2003, we entered into agreements with certain promoters where all or a portion of the contracted sanction fee was reduced in exchange for a percentage of the profits from the event. The sanction fee received and our share of any profits from these events is recognized as sanction fee revenue when the event is completed.

     SPONSORSHIP REVENUE. Revenue is recorded ratably over the life of the sponsorship agreement. On occasion, revenue is recorded at the time of the race if the sponsorship pertains to that race. Generally, sponsorship agreements call for quarterly payments, and each payment is recorded as deferred revenue when paid.

     ENGINE LEASE REVENUE. In 2002, we purchased the engines that will be used for the 2003 and 2004 Champ Car World Series race season. Each team is required to use these engines in order to compete in the series. We will lease the engines to the teams for $100,000 per car per year. The revenue will be realized ratably over the life of the agreement.

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

     RACE PROMOTION REVENUE. Race promotion revenue consists of all commercial rights such as ticket sales, event sponsorship, hospitality and all other revenues related to promoting an event. Payments received prior to the event are recorded as deferred revenue. Revenue is recorded when the event is completed.

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

Litigation

     We are involved in litigation as a part of our normal course of business. Our litigation proceedings are included in our most recent Form 10-K, Item 3:
Legal Proceedings and updated, as needed, in Part II-Other Information, Item 1:
Legal Proceedings in this and subsequent Forms 10-Q. Management intends to vigorously defend against any litigation. When a complaint is filed by or against the Company that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and estimable, we record the expense. When we are the party filing the claim, we do not record income until any damages from the claim are received.

REVENUES

     We derive revenues primarily from (i) sanction fees, (ii) sponsorship,
(iii) television rights, (iv) race promotion, (v) engine leases and (vi) other revenue. Following is an explanation of our individual revenue items:

     SANCTION FEES. We receive sanction fees from the promoters of our races (other than races we promote). The fees are based on contracts between the promoters and CART. We have entered into agreements with certain promoters of the Champ Car World Series for a reduction in the previously contracted sanction fees. In return, we will receive a share of the net income from the event. The percentage of net income, if any, will also be included in sanction fees. Therefore, there is less visibility and less predictability for CART's earnings than in the previous financial model as CART's revenues will be affected by the success of these races.

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

     In 2003, we have developed an Entrant Support Program. The new program is part of an enhanced incentive program we developed with our teams, whereby we will provide financial support to new and existing teams to run in the Champ Car World Series and, in exchange, each team will provide logo space on its cars for Champ Car-designated sponsors to advertise. Sponsorship fees paid by these corporate sponsors will be retained by us to offset the financial support we are providing to the teams. The program will combine a number of sponsorship opportunities in one package, which we believe will be attractive to sponsors. The program will also combine Champ Car World Series event and team sponsorship opportunities, along with advertising in television and print media. None of these sponsorship packages were sold during the first quarter of 2003.

     TELEVISION REVENUE. In 2003, we have contracts for our domestic television rights with CBS and Speed Channel. We plan to broadcast six races on CBS and the balance on Speed Channel. We will buy the air-time and pay for production for the CBS races. Speed Channel will provide the air-time for the races aired on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We will pay for production for the races to be broadcast on their network. We will receive the advertising inventory for all shows aired on both networks and we will be responsible for selling the advertising.

     In 2003, we have international television rights with:

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

     RACE PROMOTION REVENUE. In 2003, we anticipate promoting six of our races. Race promotion revenue includes all the commercial rights associated with promoting a Champ Car event, such as admissions, event sponsorship and hospitality sales. We have partnered with experienced race promoters to promote these events and we will be responsible for selling all of the commercial rights of the event.

     ENGINE LEASE REVENUE. In 2002, we purchased the engines that will be used for the 2003 and 2004 Champ Car World Series race season. Each team is required to use these engines in order to compete in the series. We will lease the engines to the teams for $100,000 per car per year.

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

EXPENSES

     Our expenses are incurred primarily in, (i) distributions to our race teams: prize money, participation payments and team assistance, (ii) race operations: expenses directly related to sanctioning the events, (iii) race promotion: expenses related to races we promote, (iv) television: expenses directly related to buying air time and production of our domestic and international television programming and (v) administrative and indirect: expenses related to administration, marketing, sales and public relations. Following is an explanation of the individual expense line items:

     RACE DISTRIBUTIONS. We pay the racing teams for their on-track performance. Race distributions include the following for each event:

     - event purse which is paid based on finishing position
     - contingency award payments
     - year-end point fund, which is paid on year end finishing position
     - participation payments
     - entrant support payments
     - team assistance

     We pay awards to the teams, based on their cumulative performance for the season, out of the year-end point fund. Participation payments are being made in 2003 to each of our entries (to a maximum of 20 cars) on a per car, per race basis. In addition, entrant support payments are being made to participating teams as part of a financial incentive plan to attract and retain teams to compete in our series. The payments are made to teams in exchange for logo advertising space on their cars. We have the opportunity to sell and retain the revenue from the advertising. In 2003, we are providing assistance to certain teams to ensure that there are a sufficient number of race cars competing in our series. We will spend up to $33.0 million in team assistance, spread out over the race season, to make sure there are a sufficient number of viable competitors for the 2003 season. As of March 31, 2003, we have expensed $8.0 million in team assistance. In exchange for the team assistance, we receive certain sponsorship rights from the team.

     RACE EXPENSES. We are responsible for officiating and administering all of our events. Costs primarily include officiating fees, travel, per diem and lodging expenses for the following officiating groups:

     - medical services
     - race administration
     - race officiating and rules compliance
     - registration
     - safety
     - technical inspection
     - timing and scoring

     RACE PROMOTION EXPENSES. In 2003, we plan to promote six of our own events. Race promotion expenses relate to all costs associated with staging a Champ Car event, including track rental, personnel costs and promotion of the event.

     TELEVISION EXPENSES. In 2003, we are buying the air time at approximately $240,000 per hour for our CBS races. Speed Channel is providing the air time for the races aired on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We pay for production costs associated with the races to be broadcast on their network. We also incur expenses for our international production for all of our races.

     ADMINISTRATIVE AND INDIRECT EXPENSES. Administrative and indirect expenses include all operating costs not directly incurred for a specific event:

     - administration
     - marketing and advertising
     - sponsorship sales and service
     - public relations

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     REVENUES. Total revenues for the quarter ended March 31, 2003 were $6.2 million, compared to $5.6 million during the same period in the prior year. This increase was due to an increase in sanction fees, engine leases and other revenue partially offset by a decrease in sponsorship revenue and television revenue as described below.

     Sanction fees for the quarter ended March 31, 2003 were $3.0 million, an increase of $296,000, or 11%, from the same period in the prior year. The increase was attributable to running two races in the first quarter of 2003 compared to one race in the same period in the prior year.

     Sponsorship revenue for the quarter ended March 31, 2003 was $1.6 million, a decrease of $682,000, or 30%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from our former title sponsor. The decrease was partially offset by new sponsorship from our two presenting sponsors Bridgestone/Firestone North American Tire, LLC and Ford Motor Company.

     Television revenue for the quarter ended March 31, 2003 was $189,000, a decrease of $16,000, or 8%, from the same period in the prior year. The decrease was primarily attributable to a reduction in rights sales for our international television rights, partially offset by television advertising sales from our two races broadcast on Speed Channel. In 2003, we pay for the production for all of our shows and we receive the television advertising inventory; in 2002, Speed Channel paid for the production of the shows aired on their network and received the advertising inventory.

     Engine lease revenue for the three months ended March 31, 2003 was $475,000, with no corresponding revenue in the prior period. We purchased the engines that will be used in our series for the 2003 and 2004 seasons; the engines are leased to the teams for $100,000 per car per year payable in four
(4) installments.

     Other revenue for the quarter ended March 31, 2003 was $902,000, which was an increase of $488,000, or 118%, from the same period in the prior year. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The increase was primarily due to certain non-recurring miscellaneous revenues received in the first quarter of 2003, partially offset by a decrease in entry fees in CART due to a waiver of those fees for

2003, fewer participants in the Toyota Atlantics series and a decrease in merchandise sales from licensed merchandise.

     EXPENSES. Total expenses for the quarter ended March 31, 2003 were $20.6 million, an increase of $13.0 million, or 171%, from the same period in the prior year. This increase was due to an increase in race distributions, race promotion expense, television expense, administrative and indirect expenses and depreciation expense partially offset by a decrease in race expenses, as described below.

     Race distributions for the quarter ended March 31, 2003 were $11.0 million, an increase of $10.0 million from the same period in the prior year. The increase was partially due to having two races in the first quarter of 2003 compared to one race in the same period in the prior year. Race distributions are made up of purse payments, year-end points fund, participation payments, entrant support payments and team assistance. The increase was also due to an increase in participation payments that we make to all of our teams, from $10,000 to $20,000 per race. In addition, in 2003 we began an entrant support program where we make payments of $22,500 per race to each participating team. In the quarter ended March 31, 2003, we have also provided, in aggregate, team assistance expenses of $8.0 million to substantially all of our teams to ensure their participation in our series for the 2003 season.

     Race expenses for the quarter ended March 31, 2003 were $1.6 million, a decrease of $134,000, or 8%, from the same period in the prior year. The decrease was primarily attributable to a reduction in staff and officials and their related travel expenses in the areas of logistics, safety, competition and timing and scoring.

     Race promotion expenses for the quarter ended March 31, 2003, were $333,000 and relate to administrative expenses for the races we will promote in 2003. There were no race promotion expenses for the same period in the prior year. Race promotion expenses relate to all costs associated with staging a Champ Car event. Administrative expenses are recognized when incurred; expenses directly related to the event are recorded as deferred or prepaid expenses and are recognized in the period the race takes place.

     Television expense was $1.5 million, an increase of $1.4 million, from the same period in the prior year. The increase was due to a change in our television agreement with Speed Channel from the previous year. In 2002, Speed Channel paid for the production and received the advertising inventory for shows broadcast on their network. In 2003, we pay for the production and we receive the advertising inventory. In addition, we incur incremental expenses to provide an international feed for all of our races.

     Administrative and indirect expenses for the quarter ended March 31, 2003 were $5.3 million, an increase of $875,000, or 20%, from the same period in the prior year. This increase was primarily attributable to an increase in insurance expense, legal fees, sales staff and related sales costs. In addition, the increase was related to an increase in marketing and advertising due to the timing of certain marketing initiatives that were incurred in the first quarter of 2003.

     Depreciation and amortization for the quarter ended March 31, 2003 was $820,000, compared to depreciation and amortization of $334,000 for the same period in the prior year. The increase was primarily due to depreciation on engines that we purchased for use in our series for the 2003 and 2004 seasons.

     OPERATING LOSS. Operating loss for the quarter ended March 31, 2003 was $14.4 million, compared to operating loss of $2.0 million in the corresponding period in the prior year due to the items discussed above.

     INTEREST INCOME. Interest income for the quarter ended March 31, 2003 was $489,000 a decrease of $598,000, or 55%, from the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

     LOSS BEFORE INCOME TAXES. Loss before income taxes for the quarter ended March 31, 2003 was $13.8 million, compared to loss before income taxes of $914,000 for the same period in the prior year due to the items discussed above.

     INCOME TAX BENEFIT. Income tax benefit for the quarter ended March 31, 2003 was $4.8 million, compared to an income tax benefit of $320,000 for the corresponding period in the prior year. The effective tax rates were 35.0% and 35.0% for the three months ended March 31, 2003 and 2002, respectively.

     LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Loss before cumulative effect of accounting change for the quarter ended March 31, 2003 was $9.0 million compared to $594,000 for the corresponding period in the prior year.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX). Cumulative effect of accounting change for the three months ended March 31, 2002 was $1.5 million, or $956,000 net of tax benefit of $514,000. There was no corresponding amount in the same period in the current year. The amount relates to our implementation of Statement of Financial Account Standard No. 142 pursuant to which we wrote off our impaired goodwill.

     NET LOSS. Net loss for the quarter ended March 31, 2003 was $9.0 million compared to a net loss of $1.6 million for the same period in the prior year due to the items discussed above.

SEASONALITY AND QUARTERLY RESULTS

     A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races and whether the races are aired on network television or Speed Channel will affect the quarterly results. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in our quarterly results and affect comparability. We held two races in the quarter ended March 31, 2003 in St. Petersburg, FL and Monterrey, Mexico, compared to one race in the quarter ended March 31, 2002 in Monterrey, Mexico. We have provided unaudited quarterly revenues for the first quarter of 2003 and 2002 in the following table.


                                                 QUARTER ENDED
                                                   MARCH 31,
                                          -------------------------
      (DOLLARS IN THOUSANDS)                2003              2002
      ---------------                     -------           -------
      Revenues                            $ 6,164           $ 5,603
      Number of races                           2                 1

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

     We have a $1.5 million revolving line of credit with a commercial bank. As of March 31, 2003, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by our deposits with the bank.

     Our cash balance on March 31, 2003 was $15.7 million, a net increase of $8.9 million from December 31, 2002. This increase was primarily the result of net cash proceeds from investing activities of $22.3 million, partially offset by net cash used in operating activities of $12.4 million, and net cash used in financing activities of $1.0 million.

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

The following table summarizes our contractual obligations as of March 31, 2003.

                                                                   Payments due by Period
                                                                   ----------------------
                                                               Less Than          1-3          4-5     After 5
Contractual Obligations                            Total         1 Year          Years        Years     Years
----------------------------------------------------------------------------------------------------------------
Operating Leases                              $  3,021,118       $410,022     $  848,025    $870,272   $892,799
Team Assistance Payments                        22,250,000     22,250,000             --          --         --
Entrant Support Program                         12,240,000     12,240,000             --          --         --
Television Buys                                  7,050,000      3,525,000      3,525,000          --         --
Other Long-Term Obligations                      3,333,642      2,892,256        439,878       1,508         --
                                              ------------------------------------------------------------------
Total Contractual Cash Obligations             $47,894,760    $41,317,278     $4,812,903    $871,780   $892,799
                                              ==================================================================

     In March 2003, we assumed a $1.8 million commercial term loan in connection with our acquisition of Raceworks, LLC. The principal on the loan shall be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. The entire unpaid principal amount of the loan and all accrued and unpaid interest and other amounts payable hereunder shall be due and payable in July 2007. The loan may be prepaid, in whole or in part, without a penalty. The rate of the interest on the outstanding principal amount of the loan will be equal to The Wall Street Journal prime rate (the "prime rate") plus 150 basis points. (As of March 31, 2003, the rate of interest was 5.75 %.)

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

     In 2003, the Company began an entry support program and enhanced the participation payments to retain and attract teams for the 2003 season and beyond. This program provides up to $42,500 in cash payments to teams, per race, for each car entered in the 2003 Champ Car series, up to a maximum of twenty
(20) cars. These payments are in addition to prize money and other non-monetary benefits that accrue to teams participating in the Champ Car Series. In return for receipt of these funds, each team will allocate to CART advertising space on its race cars and other equipment, which CART is using in packaging advertising that it is marketing to potential sponsors. The advertising packages offered to sponsors include not only advertising on race cars, but also television, at-track advertising and additional media opportunities. We are unable to predict how successful our efforts will be in marketing these packages although none of the sponsorship packages were sold in the first quarter of 2003.

     The Company has committed to spend $33.0 million in team assistance to ensure that there is adequate participation by race teams in the 2003 season. We have entered into contractual agreements with the teams who have committed to be full season participants in the 2003 CART Champ Car World Series. We believe that it is necessary to provide this additional funding to ensure that there would be 18 to 20 competitive race cars in the field for the 2003 season. Without this additional funding, it was unlikely that there would have been the necessary number of teams, which would result in defaults under certain of the Company's agreements with promoters and television. This could have resulted in the Company not being able to complete the 2003 race season. In exchange for this assistance, the teams provide us with associate sponsor or in some instances primary sponsorship opportunities with their team to offset these costs. We are unable to predict how successful our efforts will be in marketing these packages. In addition, if the teams' efforts to sell sponsorship reach certain levels, they are required to repay a percentage of the assistance they have received from us.

     In October 2002, the Company purchased 100 race engines from Cosworth Racing, Inc. for a total purchase price of $4.0 million and agreed to pay for track support in the amount of $1.5 million for the 2003 and 2004 season. The Company in turn has leased these engines to each team on the basis of $100,000 per entrant per race season payable in four (4) installments.

     In light of current events and the overall state of the economy, we are uncertain whether we or our teams will be able to maintain the same levels of sponsorship income that we have received in the past or secure additional sponsorship. In addition, we are unable to determine what effect these factors will have on our television package and our ability to sell television advertising for our races. We are also unable to assess what impact a decrease in the disposable income of our fans will have on our promoters and, ultimately, our races.

     As we have previously reported, we are party to several lawsuits. We cannot predict the outcome of the litigation, and at this time, management is unable to estimate the impact that ultimate resolution of these matters may have on the Company's financial position or future results of operations.

RELATED PARTY TRANSACTIONS

     We have historically entered into transactions with related parties, because several of our directors and one of our significant shareholders are team owners. We believe that it is necessary and appropriate to have team owners involved as directors or significant shareholders of the Company because of their unique knowledge of our business. We believe that all the transactions which we have entered into with our directors or significant shareholders, are comparable to the terms that we have in the past or could in the future enter into with unaffiliated third parties with respect to each of these transactions. In order to avoid conflicts of interest, any of our directors who are affiliated with an entity that is entering into a transaction with us have not and will not vote on any matters related to such transactions and may, in certain circumstances, refrain from participating in any discussions related to such transactions.

     The related party transactions under "Purse Distributions, Entry Support Program and Lease Arrangements" are all payments or transactions that are made on the identical basis to all race teams, whether they are affiliated with directors or significant shareholders or not affiliated. The payments payable to related parties under the caption "Team Assistance Program" relate to further assistance that the Company is providing to race teams to assure their participation in the 2003 race season. The amounts payable to each race team vary, depending upon the team's ability to raise third party sponsorship, the number of cars that the team will race in 2003, their budget and other factors. The Company has determined that these payments are necessary in order to assure a proper field for 2003 and believes that the amounts payable to each of the race teams affiliated with a director is consistent with arrangements that the Company could enter into with unaffiliated third parties. Both of these programs were developed to ensure the necessary participation in the series. Without this additional funding, it is unlikely that there would have been 18 entrants, which would have resulted in defaults under certain of the Company's agreements with promoters and television and could have resulted in severe financial consequences to the Company.

     PURSE DISTRIBUTIONS, ENTRY SUPPORT PROGRAM AND LEASE ARRANGEMENTS. We have entered into, and we will continue to enter into, transactions with entities that are affiliated with our directors and/or 5% stockholders who are owners of our race teams. Race teams that participate in the Champ Car World Series receive purse distributions on a per race basis and from the year end point fund, which amounts have been paid based solely upon their performance in specific races. All of these payments are made to our race teams regardless of the affiliation with our directors or significant stockholders. The following table provides information with respect to expenses incurred through March 31, 2003 by us to race teams that are or were affiliated with directors and/or significant stockholders of CART:


RACE TEAM/AFFILIATED PERSON                                  PURSE DISTRIBUTIONS
---------------------------                                  -------------------

Newman/Haas Racing/Carl A. Haas                                   $ 106,750
Forsythe Racing, Inc./Gerald R. Forsythe                            240,000
Patrick Racing, Inc./U.E. Patrick                                    25,500
Derrick Walker Racing, Inc./Derrick Walker                           59,000

     In 2003, we lease engines and provide financial assistance to every team that participates in the Champ Car World Series, including teams affiliated with our directors and/or 5% stockholders. The financial assistance payments relate to two programs instituted for the 2003 season, the Entry Support

Program (ESP) and the Team Assistance Program. ESP will provide up to $42,500 in cash payments to teams, per race, for each car entered into the series.

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

     The Company purchased one hundred (100) race engines from Cosworth Racing, Inc. for a total purchase price of $4.0 million and agreed to pay for track support in the amount of $1.5 million for the 2003 and 2004 seasons. The Company in turn has leased these engines to each team on the basis of $100,000 per entrant per year.

     The following table lists the amount of engine lease income we have earned and Entry Support Program expenses we have incurred to related parties through March 31, 2003.

                                                                ENGINE LEASE INCOME                 ESP PAYMENTS
RACE TEAM/AFFILIATED PERSON                                          FROM TEAMS                        TO TEAMS
---------------------------                                     -------------------                 ------------
Newman/Haas Racing/Carl A. Haas                                       $ 50,000                         $170,000
Forsythe Racing, Inc./Gerald R. Forsythe                                50,000                          170,000
Patrick Racing, Inc./U.E. Patrick                                       25,000                           85,000
Derrick Walker Racing, Inc./Derrick Walker                              50,000                          170,000

     TEAM ASSISTANCE PROGRAM. The Team Assistance Program will supply an additional $33.0 million in team assistance spread over the 2003 race season as described above. The following table sets forth the Team Assistance Program expenses incurred to teams affiliated with directors and/or 5% stockholders through March 31, 2003.

RACE TEAM/AFFILIATED PERSON                                                TEAM ASSISTANCE
---------------------------                                                ---------------
Derrick Walker Racing, Inc./Derrick Walker                                  $ 1,481,250
Patrick Racing, Inc./U.E. Patrick                                               350,000
Newman/Haas Racing/Carl A. Haas                                                 500,000

PROMOTER AGREEMENTS

     Some of our directors or stockholders either control or are affiliated with others who control racing venues which stage Champ Car and other racing events. We have entered into the following agreements with entities associated with directors or 5% stockholders:

     Carl A. Haas, a director of the Company and a race team owner, is a principal owner of Carl Haas Racing Teams, Ltd. which has entered into a Promoter Agreement with respect to the Champ Car World Series race at the Wisconsin State Park Speedway in Milwaukee, Wisconsin. We are currently in negotiations regarding the option for the 2003 and 2004 events.

     Gerald R. Forsythe, a race team owner and 24.9% stockholder of the Company, is a principal owner of the entities which entered into Promoter Agreements with respect to Champ Car World Series races in Monterrey, Mexico and Mexico City, Mexico. The Monterrey, Mexico entity affiliated with Mr. Forsythe has paid sanction fees to CART in the amount of $2.5 million for the 2003 event which occurred in the first quarter. We are currently renegotiating the remaining years of the agreements for Monterrey, Mexico and the years 2003-2006 for Mexico City, Mexico.

OTHER TRANSACTIONS

     In addition to the above, we have entered into the following transactions with related parties:

     Mr. Forsythe is also a principal owner of the entity that holds our Mexican television rights through 2004. In return for these rights, we will receive a minimum guarantee of $325,000 in 2003 and will receive a minimum guarantee $350,000 for 2004. In addition, we will receive 70% of the net profits, if any, until we reach $550,000 and $600,000 for each of the two years ending 2003 and 2004, respectively.

     Ralph Sanchez, a director of the Company, is a principal owner of RAS Development, Inc. which has entered into a five year lease agreement with the Company for office space in Miami, Florida. Payments for this lease total $80,292, $97,957, $99,081, $100,045, $101,008 and $16,861 for 2003, 2004, 2005,
2006, 2007 and 2008, respectively.

     The Company entered into a sponsorship agreement with PacifiCare Health Services, Inc. ("PacifiCare"), which provides that PacifiCare will be the "Official Health Care Provider" for the Champ Car World Series for 2003. PacifiCare will also be provided with two (2) thirty (30) second advertising slots at no cost (other than production costs) if slots are available on each of the Champ Car race broadcasts during 2003. As consideration for the Sponsorship Agreement, PacifiCare agreed to become a sponsor of Newman/Haas Racing for 2003 and has granted to the Company the right to negotiate a sponsorship agreement with PacifiCare for 2004. Carl A. Haas, a director of the Company, is a principal owner of Newman/Haas Racing.

PAYMENTS TO CART

     In addition to the payments described above, CART receives revenues from its race teams, including those affiliated with CART directors and/or 5% stockholders, for miscellaneous items based solely on participation in CART events and CART's self-promoted events. As of March 31, 2003, no race teams affiliated with CART directors and/or 5% stockholders made payments to CART in an amount greater than $50,000.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At March 31, 2003, our investments consisted of corporate bonds, U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 251 days. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 4.  :  CONTROLS AND PROCEDURES

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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             10.40 Employment Agreement with David J. Clare dated December 14, 2002

             99.1 Section 906 certification by Christopher R. Pook, Chief Executive Officer

             99.2 Section 906 certification by Thomas L. Carter, Chief Financial Officer


         (b) Reports on Form 8-K.

               We were not required to file a form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHAMPIONSHIP AUTO RACING TEAMS, INC.


Date: May 6, 2003                     By: /s/  Thomas L. Carter
      ----------------                    --------------------------------------
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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         A signed original of this written statement required by Section 906 has been provided to Championship Auto Racing Teams, Inc. and will be retained by Championship Auto Racing Teams, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Date: May 6, 2003



/s/ Christopher R. Pook
-------------------------
Christopher R. Pook
Chief Executive Officer

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         A signed original of this written statement required by Section 906 has been provided to Championship Auto Racing Teams, Inc. and will be retained by Championship Auto Racing Teams, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Date: May 6, 2003



/s/ Thomas L. Carter
-------------------------
Thomas L. Carter
Chief Financial Officer