Form 10-K/A
period 2002-12-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2003-05-29
CIK 1051825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information regarding each of CART's current directors.


MARIO ANDRETTI                    Mr. Andretti ended a racing career in 1994,
Director since August 2002        after compiling 52 Champ Car wins over his
Age 63                            CART and USAC careers with four season
                                  championships. In 1978, he joined Phil Hill as the only American to claim the World Drivers
                                  Championship, winning six races en route to the Formula One title. He showed his versatility over his 36-year career by winning fabled endurance races at Sebring and Daytona as well as the Daytona and Indianapolis
                                  500-mile races. His 407 Champ Car starts are the most in the history of the sport, as are his 67 pole positions. Mr. Andretti is currently self-employed as a consultant and spokesman for various organizations. Mr.
                                  Andretti is a director of AWG, Ltd., a family winery, and serves as an officer and/or a director of various family businesses which own and operate car dealerships, real estate, car wash operations, petroleum wholesale/retail marketing and entertainment facilities.

CARL A. HAAS                      Since 1960, Mr. Haas has served as Chief
Director since December 1997      Executive Officer of Carl A. Haas Auto
Age 73                            Imports, a company specializing in the
                                  distribution of race cars and parts. Since
                                  1982, Mr. Haas has also served as the Managing
                                  Partner of Newman Haas Racing. Since 1992, he has served as President of Carl A. Haas Racing
                                  Teams, Ltd. and, since 1996, as the Managing
                                  Member of Texaco Grand Prix of Houston, LLC.
                                  Both Carl A. Haas Racing Teams, Ltd. and
                                  Texaco Grand Prix of Houston, LLC are race promotion organizations. In addition, Mr. Haas also holds positions with various companies, including, but not limited to, Carl A. Haas
                                  Enterprises, Inc., Team Haas USA Ltd., Road
                                  America, SCCA Pro Racing, Inc. and Milwaukee
                                  Mile, Inc., all of which are racing related businesses.

JAMES F. HARDYMON                 Mr. Hardymon retired as Chairman and Chief
Director since April 1998         Executive Officer of Textron, Inc. in January
Age 68                            1999. Textron, Inc. is a public company,
                                  supplying aerospace, automotive and industrial components. He joined Textron in 1989 as President and Chief Operating Officer, became
                                  Chief Executive Officer in 1992, assumed the additional title of Chairman in 1993. Prior to joining Textron, Mr. Hardymon was President,
                                  Chief Operating Officer and a director of Emerson Electric Co., a global manufacturer of electrical and electronic products and systems. Mr. Hardymon is a director of Air
                                  Products and Chemicals, Inc., Schneider
                                  Electric SA, Lexmark International, Inc.,
                                  Circuit City Stores, Inc. and American
                                  Standard Companies, Inc. Mr. Hardymon is also a member of the Advisory Boards of Investcorp
                                  International, Inc. and Proudfoot Consulting
                                  Company.

JAMES A. HENDERSON                Mr. Henderson retired as Chairman of the Board
Director since July 2000          and Chief Executive Officer of Cummins, Inc.
Age 68                            in 1995 after serving as Chief Executive
                                  Officer since 1994 and its President since
                                  1977. He received a Bachelor of Arts degree from Princeton University in 1956, served in the U.S. Navy and received an M.B.A. from Harvard in 1963. He joined Cummins, Inc. in
                                  1964. Mr. Henderson serves as a director of SBC Communications, Inc., International Paper
                                  Company, Ryerson Tull, Inc., Rohm and Haas
                                  Company, and Nanophase Technologies
                                  Corporation.

U.E. PATRICK                      Mr. Patrick was a founding member of CART in
Director since December 1997      November 1978 and served as its first
Age 74                            President and Chief Executive Officer. Mr.
                                  Patrick has been involved in racing since 1967 and has been a car owner since 1970, with three Indianapolis 500 wins and the CART World
                                  Series Championship in 1989. Mr. Patrick currently serves as President of Patrick
                                  Racing, Inc. He holds the position of Chairman of the Board of Patrick Exploration, Inc., an oil and gas exploration company, and is an investor in several businesses.

CHRISTOPHER R. POOK               Mr. Pook has served as President and CEO of
Director since January 2002       the Company since December 2001. Prior to
Age 62                            joining the Company, Mr. Pook served as
                                  President of the Grand Prix Association of
                                  Long Beach, Inc., a subsidiary of Dover Downs,
                                  Entertainment, Inc. In 1973, Mr. Pook
                                  conceived the idea of running a world-class automobile race through the city streets of Long Beach, and his dream became a reality when the initial event, a Formula 5000 event, was staged in September 1975. Thereafter, the Long Beach Grand Prix became a Formula One race and "The Toyota Grand Prix of Long Beach" evolved into an annual event on the World
                                  Championship Grand Prix circuit. Following the
                                  1983 event, Mr. Pook made a decision to change the format of the Long Beach Grand Prix from Formula One to CART Champ Cars. In 1996, the
                                  Grand Prix Association of Long Beach, Inc., with Mr. Pook as President and Chief Executive
                                  Officer, completed an initial public offering of stock, and also acquired tracks in St.
                                  Louis and Memphis. In 1998, this company was purchased by Dover Downs Entertainment, Inc.
                                  (NYSE: DVD). Mr. Pook has served as a member of the Board of Directors of Dover Downs
                                  Entertainment, Inc. since 1998. Mr. Pook is a
                                  Member of the Board of Directors of the Los
                                  Angeles Organizing Committee for the 2012
                                  Olympic Games; he is Co-Chair of the Local
                                  Organizing Committee for the 2005 FINA World
                                  Swimming Championships and is Chairman of the Board of the Long Beach Area Convention &
                                  Visitors Bureau.

RAFAEL A. SANCHEZ                 Mr. Sanchez has served as President and CEO of
Director since June 2002          various ventures since 1998, including Sanchez
Age 54                            Motorsports Group, Inc., Motorsports Americas,
                                  Inc., Douglas Road Partners, and RAS
                                  Development, Inc. From 1995 to 1998, Mr.
                                  Sanchez served as the President and CEO of Homestead-Miami Speedway. Mr. Sanchez was the founder of the Miami Grand Prix, the street race that ran through downtown Miami from 1983 through 1995. Mr. Sanchez developed the Homestead-Miami Speedway.

FREDERICK T. TUCKER               Mr. Tucker served as Deputy to the Chief
Director since May 2000           Executive Office of Motorola, Inc. from
Age 62                            October 2000 until his retirement in February
                                  2001. From January 2000 to October 2000, Mr.
                                  Tucker was President, Semiconductor Products
                                  Sector, and Deputy to the Chief Executive
                                  Officer of Motorola, Inc. After joining
                                  Motorola in 1965, Mr. Tucker served in a number of senior management positions, including President and General Manager of the Automotive, Component, Computer and Energy
                                  Sector. Prior to that, Mr. Tucker served as Executive Vice President and General Manager of the Automotive and Industrial Electronics
                                  Group and Corporate Vice President and General manager of Motorola's Bipolar Analog IC
                                  Division in Arizona, a manufacturer of
                                  semiconductor products. Mr. Tucker has served as a trustee of Rochester Institute of Technology since 1986.

DERRICK WALKER                    Mr. Walker is currently the President and
Director since December 1997      owner of Walker Racing, LLC, which was formed
Age 56                            in 1990. In 1988, he joined Al Holbert's
                                  Porsche Indy car project and assumed control of the program upon the death of Al Holbert.
                                  From 1980 to 1988, he was responsible for Penske Racing, Inc.'s Indy car program.


         The following table provides information regarding each of CART's executive officers and certain key employees. Messrs. Pook and Lopes have entered into employment agreements pursuant to which they hold their current positions. All other officers are elected to serve one year terms.


NAME                          AGE        POSITION
----                          ---        --------

Christopher R. Pook (1)       62         President, Chief Executive Officer

David Clare                   48         Chief Operating Officer

Thomas L. Carter              47         Chief Financial Officer/Vice
                                         President of Administration of CART,
                                         Inc.

Steve Fusek                   40         Vice President of Marketing of CART,
                                         Inc.

John Lopes                    41         Vice President of Racing Operations
                                         of CART, Inc.

Adam Saal                     39         Vice President of Communications of
                                         CART, Inc.

J. Carlisle Peet              50         Vice President and Chief Legal
                                         Officer of CART, Inc.

Rena Shanaman                 51         Vice President of Joint Venture
                                         Promoter Relations of CART, Inc.

Vicki O'Connor                57         President of Pro-Motion Agency, Ltd.
                                         (Toyota Atlantic Series)


----------------

(1)      See Mr. Pook's biography above.

         David Clare was elected Chief Operating Officer of the Company in January 2003. From April 2000 through December 2002, Mr. Clare was a director of Merit/Burson-Marsteller, a leading communications company. From April 1996 to March 2000, Mr. Clare was managing director of Event Promotion International Limited, an event and sports marketing company. Prior to assuming the position with Event Promotion International Limited, Mr. Clare served as financial controller and various other positions in Formula 1 Constructors Association for a period of approximately ten years.

         Thomas L. Carter was elected Chief Financial Officer in October 2000 and was first named Vice President of Finance and Administration of CART, Inc. in March 1998 after serving as Director of Finance since February 1997. From 1995 to 1996, Mr. Carter was employed by Rehman Robinson as a senior tax manager. From 1990 to 1995, Mr. Carter was employed by Deloitte & Touche as a senior tax consultant. From 1973 to 1989, Mr. Carter worked in various positions with the Michigan Department of Treasury. Mr. Carter is a certified public accountant.

         Steve Fusek was named Vice President of Marketing of CART, Inc. in December 2001. From May 1996 through September 2001, Mr. Fusek served as Vice President of Business Operations for PacWest Racing Group, responsible for accounting, marketing, contracts, hospitality and graphics. Prior to assuming that position, Mr. Fusek served in various capacities with PacWest Racing Group from 1994, including Team Coordinator and Business Manager. During 1992 and 1993, Mr. Fusek was team coordinator and had team operations responsibilities with Walker Racing.

         John Lopes was elected Vice President of Racing Operations in September 2001. Mr. Lopes graduated in 1985 from the U.S. Military Academy at WestPoint, New York with concentrations in both engineering and international security. He served over five years as an air/cavalry aviation officer and served as an aviation headquarters commander in the seventh infantry division and during Operation Just Cause in the Republic of Panama. Mr. Lopes began his career in motor sports in 1990 while attending Duke University School of law where he graduated with a juris-doctorate in 1993. While in law school, Mr. Lopes also worked full-time on public relations and marketing projects in NASCAR with all levels including Winston Cup. From 1993 to 1998, Mr. Lopes practiced law in Dallas, Texas with the law firm of Gardere and Wynne, extending his motor sports participation by representing drivers, teams and sponsors in the stockcar industry. He worked with large privately held businesses as well as professional athletes and the NBA's Dallas Mavericks. From 1998 to September 2001, Mr. Lopes served as General Manager of TeamXtreme Racing in the Indy Racing League.

         Adam Saal joined CART as the Vice President of Communications in January 2002, as part of the management restructuring initiated by President and CEO Christopher R. Pook. The appointment marks the second time Mr. Saal has held the top communications and public relations position at CART, previously heading the department in 1995 through 1996. A career motorsports professional, Mr. Saal began with the Barber Saab Pro Series (now Barber Dodge Pro Series) in 1988 as a public relations account executive. Later that year, Mr. Saal joined the International Motor Sports Association (IMSA) as director of communications, his first management position. In 1991, Mr. Saal joined Mr. Pook at the Grand Prix Association of Long Beach as that company's vice president of communications. In that capacity, Saal ran all of the media, public relations and communications projects related to the annual Toyota Grand Prix of Long Beach and other company projects. In December 1994, Saal joined CART for the first time as Director of Public Relations and stayed with the organization through December 1996 before leaving to start his own communications and public relations company, Saal L.L.C., which served as the primary and exclusive public relations and communications agency for the former CART series, the Dayton Indy Lights Championship from January 1997 through November 2001.

         J. Carlisle Peet became Vice President/Chief Legal Officer of CART, Inc. June 2002. Mr. Peet graduated from Syracuse University School of Law in 1978. From 1981 through 2001, he served as Assistant General Counsel for three publicly traded companies, Rollins Truck Leasing Corp., Matlack Inc., and Rollins Environmental Services, Inc. Concurrently, from 1988 through 2001, Mr. Peet served as Vice President and General Counsel for Rollins Leasing Corp., the operating subsidiary of Rollins Truck Leasing Corp.

         Rena Shanaman is serving in a new role beginning in January 2002, as Vice President of Joint Venture Promoter Relations, She was first named Vice President of Client Relations for CART, Inc. in July 1996 after serving as the General Manager of CART's inaugural U.S. 500 on a contractual basis. Ms. Shanaman has been involved in motorsports for more than 16 years, including the Detroit Grand Prix, Molson Indy Vancouver and the Arrivederci, Mario tour for racing legend Mario Andretti.

         Vicki O'Connor is the founder, and has served as President, of Pro-Motion Agency, Ltd., which has administered the Atlantic Championship Series since 1985. From 1983 through 1984, Pro-Motion also organized the Pro Sports 2000 Series.

ITEM 11: EXECUTIVE COMPENSATION

         The following table discloses compensation received by each person who served as CART's Chief Executive Officer during 2002 and its four other most highly paid executive officers for the fiscal year ending December 31, 2002, as well as their compensation for the fiscal years ending December 31, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL                                         LONG TERM COMPENSATION
                                                COMPENSATION                                              AWARDS
                                          --------------------------                         -------------------------------
                                                                                             SECURITIES
                                                                                             UNDERLYING
                                                                          OTHER ANNUAL        OPTIONS/          ALL OTHER
NAME AND PRINCIPAL POSITION               SALARY ($)       BONUS ($)    COMPENSATION ($)      SARS (#)       COMPENSATION ($)
---------------------------               ----------       ---------    ----------------      --------       ----------------
Christopher R. Pook (1)            2002     $375,000        $169,000          (2)              250,000           $20,000(3)
  President and CEO                2001       14,423         120,000                           450,000                 0

Thomas L. Carter                   2002     $210,000              $0          (2)               40,000           $ 5,330(3)
  Chief Financial Officer          2001      200,000          20,000                            50,000             3,435

Vicki O'Connor                     2002     $195,700              $0          (2)                    0           $ 5,285(3)
  President of Pro-Motion          2001      190,000               0                             5,000             6,153
  Agency, Ltd.                     2000      185,000               0                             5,000            10,051

---------------------

(1) Mr. Pook was elected as President and CEO in December 2001. He was not employed by CART prior to that time. He has entered into an employment agreement whereby he will be paid a base salary of $375,000 per year.

(2) The aggregate amount of perquisite compensation to be reported herein is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(3) Includes the payment of term life insurance premiums on behalf of the named executive officer, as follows: Mr. Pook ($2,580); Mr. Carter ($2,580); Ms. O'Connor ($2,535). Includes the contributions to defined benefit plans on behalf of the named executive officer, as follows: Mr. Pook ($2,750); Mr. Carter ($2,750); Ms. O'Connor ($2,750). Also
         includes the payment of premiums for life and disability insurance on behalf of Mr. Pook in the amount of $14,670.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants in 2002 to each of the named executive officers.



                                                                INDIVIDUAL GRANTS
                                                  ----------------------------------------------
                                   NUMBER OF        % OF TOTAL
                                   SECURITIES         OPTIONS
                                   UNDERLYING       GRANTED TO         EXERCISE                         GRANT DATE
                                    OPTIONS        EMPLOYEES IN         PRICE         EXPIRATION          PRESENT
             NAME                 GRANTED (1)     FISCAL YEAR (2)     ($/SHARE)        DATE(3)          VALUE ($)(4)
             ----                 -----------     ---------------     ---------       ----------        ------------
Christopher R. Pook                    250,000          49%              $4.90         8/27/2012          $599,889
Thomas L. Carter                        40,000          10%               4.90         8/27/2012            95,982
Vicki O'Connor                               0           0                --               --                 --

---------------------

(1) The options granted in 2002 are exercisable 33% after the first year, 66% after the second year and 100% after the third year.

(2)      CART granted options representing 513,250 shares to employees in 2002.

(3) The options expire the earlier of the date set forth herein or within a period specified in the option agreement following termination of employment with CART.

(4) CART used a Black-Scholes model of option valuation to determine grant date present value. CART does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. Calculations for the named officers are based on a ten-year option term. Other assumptions used for the valuations are: interest rate of 3%; annual dividend yield of 0%; and volatility of 32%.


                       AGGREGATE OPTION EXERCISES IN LAST
                     FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

         The following table provides information on option exercises in 2002 by each of the named executive officers and the values of each of such officer's unexercised options at December 31, 2002.

                                                                    NUMBER OF SECURITIES
                                                                         UNDERLYING             VALUE OF UNEXERCISED IN-THE-
                                 NUMBER OF                         UNEXERCISED OPTIONS AT             MONEY OPTIONS AT
                                  SHARES                              FISCAL YEAR-END                FISCAL YEAR-END (1)
                                ACQUIRED ON      VALUE         ----------------------------     ----------------------------
       NAME                      EXERCISE       REALIZED       EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
       ----                     -----------     --------       -----------    -------------     -----------    -------------
Christopher R. Pook                 0              0             90,000          610,000              0              0
Thomas L. Carter                    0              0             33,334           81,666              0              0
Vicki O'Connor                      0              0             20,834           11,666              0              0

---------------------

(1) The value of unexercised options is based upon the difference between the exercise price and the average of the high and low market prices on December 31, 2002 of $3.70.

                      EQUITY PLAN COMPENSATION INFORMATION

         The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2002. Descriptions of the plans are included in footnote 13 of our audited financial statements. Each of these plans have been previously approved by the Company's stockholders.

                                                                                            NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                    BE ISSUED UPON EXERCISE       EXERCISE PRICE OF      FUTURE ISSUANCE (EXCLUDING
                                    OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       SECURITIES REFLECTED IN
          PLAN CATEGORY               WARRANTS, RIGHTS (A)      WARRANTS, RIGHTS (B)           COLUMN (A)) (C)
          -------------               --------------------      --------------------           ---------------
Equity compensation plans
approved by security holders:

(1) 1997 Employee and Director
Stock Option Plans                           175,270                   $18.88                       none*

(2) 1997 Director Stock Option
Plan                                          90,000                   $21.20                       none*

(2) 2001 Long-Term Stock
Incentive Plan                             1,136,050                   $11.49                      363,950

Equity compensation plans not
approved by security holders
                                              none                 not applicable              not applicable
                                              ----                 --------------              --------------
      Total                                1,401,320                   $13.04                      363,950
                                           =========                   ======                      =======

---------------------

* No further options will be granted under either the 1997 Stock Option Plan or the 1997 Director Stock Option Plan.


                       DIRECTOR COMPENSATION ARRANGEMENTS

         The following information relates to CART's compensation and reimbursement practices during 2002 for directors who are not CART officers and who are not affiliated with teams participating in CART events (Messrs. Andretti, Hardymon, Henderson, Sanchez and Tucker). CART employees and those directors who are affiliated with teams participating in CART events do not receive any compensation for their Board activities.

         In addition to the cash compensation discussed below, members of the Board of Directors who are not CART officers and who are not affiliated with teams participating in CART events (Messrs. Andretti, Hardymon, Henderson, Sanchez and Tucker) received options to purchase 10,000 shares of common stock when first elected and options to purchase 5,000 shares upon each re-election.

         During 2002, members of the Board of Directors who were not CART officers and who were not affiliated with teams participating in CART events, were paid an annual retainer of $25,000. All Board members were reimbursed for expenses attendant to Board membership.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table shows the amount of CART common stock beneficially owned by any person or group known to us that is the beneficial owner of more than 5% of CART's common stock as of April 11, 2003.

                                                       AGGREGATE NUMBER              PERCENT OF
                                                          OF SHARES                    SHARES
             NAME AND ADDRESS                         BENEFICIALLY OWNED            OUTSTANDING
             ----------------                         ------------------            -----------
Gerald R. Forsythe (1)                                    3,377,400                    22.95%
Forsythe Racing, Inc.
Indeck Energy Services, Inc.
1111 South Willis Avenue
Wheeling, IL  60090

FMR Corp. (2)                                             1,471,600                     9.99%
Edward C. Johnson, III
Abigail P. Johnson
82 Devonshire Street
Boston, MA  02109

Jonathan P. Vannini (3)                                   1,255,000                     8.53%
828 Irwin Drive
Hillsborough, CA  94010

Fuller & Thaler Asset Management, Inc. (4)                1,145,500                     7.78%
Russell J. Fuller
411 Borel Avenue, Suite 402
San Mateo, CA  94402

---------------------

(1)      We have received this information regarding share ownership from the
         Schedule 13D/A that was filed with the SEC on September 12, 2002, and subsequent Form 4 filed with the SEC in February 2003. Mr. Forsythe has agreed to vote and exchange all shares he or his affiliated entities has acquired in excess of 15% of the outstanding stock consistent with the recommendations of the Board of Directors of CART on all strategic matters for a period of three years.

(2)      We have received this information regarding share ownership from the
         Schedule 13G that was filed with the SEC on February 13, 2003.

(3)      We have received this information regarding share ownership from the
         Schedule 13D/A that was filed with the SEC on November 29, 2001.

(4)      We have received this information regarding share ownership from the
         Schedule 13G that was filed with the SEC on February 13, 2003.


         The following table shows the amount of common stock of CART beneficially owned (unless otherwise indicated) by CART's directors, the executive officers of CART named in the Summary Compensation Table below, nominees, and the directors and executive officers of CART as a group. Except as otherwise indicated, all information is as of April 11, 2003.

         The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire as of December 31, 2002 through the exercise of stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his/her spouse) with respect to the shares set forth in the following table.

                                                                 AMOUNT AND                 PERCENT OF
                                                                 NATURE OF                    SHARES
                         NAME                             BENEFICIAL OWNERSHIP (1)         OUTSTANDING(2)
                         ----                             ------------------------         --------------
Christopher R. Pook.................................       90,000   Vested Options               0

Mario Andretti......................................       10,000   Vested Options               0

Carl A. Haas........................................      300,500   Indirect (3)               2.04%

James F. Hardymon...................................       80,000   Vested Options               *

James A. Henderson..................................        1,000   Direct
                                                           20,000   Vested Options               *

U.E. Patrick........................................          100   Direct                     1.01%
                                                          141,300   Indirect (4)
                                                            7,585   Vested Options

Rafael A. Sanchez...................................       10,000   Vested Options               0

Frederick T. Tucker.................................       20,000   Vested Options               *

Derrick Walker......................................        7,500   Indirect (5)                 *

Thomas L. Carter....................................        3,000   Direct                       *
                                                           33,334   Vested Options

Vicki O'Connor......................................       20,834   Vested Options               *

All current directors and executive officers as a
   group (11) persons...............................        4,100   Direct                     4.96%
                                                          449,300   Indirect
                                                          291,753   Vested Options

---------------------

* Represents less than 1% of the Company's outstanding common stock.

(1) "Vested Options" are stock options which may be exercised as of December 31, 2002.

(2) Percentages are based upon 14,718,134 shares of common stock outstanding on April 11, 2003.

(3) The shares are held of record by Newman/Haas Racing, Carl Haas Enterprises, Inc. and Mr. Haas' spouse.

(4)      The shares are held of record by Patrick Racing, Inc.

(5)      The shares are held of record by Derrick Walker Racing, Inc.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our stock. CART believes that during fiscal 2002, its officers and directors complied with all Section 16(a) filing requirements. In making this statement, CART has relied upon the written representations of its directors and officers. CART believes that Gerald R. Forsythe, a holder of more than 10% of our common stock, filed a Form 4 late, reporting the sale of 135,000 shares of common stock in December 2002.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

DATED: May 28, 2003                        CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                           ------------------------------------
                                                        Registrant

                                             By:  /s/ Christopher R. Pook
                                                  ----------------------------
                                                  Christopher R. Pook
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Christopher R. Pook             Chief Executive Officer      May 28, 2003
  ------------------------------      and Director
          Christopher R. Pook

  /s/ Thomas L. Carter                Chief Financial and          May 28, 2003
  ------------------------------      Accounting Officer
          Thomas L. Carter

  /s/ Mario Andretti                  Director                     May 28, 2003
  ------------------------------
          Mario Andretti

  /s/ James F. Hardymon               Director                     May 28, 2003
  ------------------------------
          James F. Hardymon

  /s/ James A. Henderson              Director                     May 28, 2003
  ------------------------------
          James A. Henderson

  /s/ U.E. Patrick                    Director                     May 28, 2003
  ------------------------------
          U.E. Patrick

         CERTIFICATIONS

         I, Christopher R. Pook, Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Championship Auto Racing Teams, Inc.;

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

Date: May 28, 2003



/s/ Christopher R. Pook
------------------------
Christopher R. Pook
Chief Executive Officer

         CERTIFICATIONS

         I, Thomas L. Carter, Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Championship Auto Racing Teams, Inc.;

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

Date: May 28, 2003



/s/ Thomas L. Carter
------------------------
Thomas L. Carter
Chief Financial Officer