Form 10-Q
period 2003-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2003-08-13
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE            14,718,134 SHARES
         ----------------------------            -----------------
           (class of common stock)        (outstanding at July 1, 2003)



                         This report contains 35 pages.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                         PAGE

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Balance Sheets as of June 30, 2003 and
              December 31, 2002                                                         3

              Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 2003 and 2002                                              4

              Consolidated Statement of Stockholders' Equity for the Six Months
              Ended June 30, 2003                                                       5

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2003 and 2002                                                    6

              Notes to Consolidated Financial Statements                                7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            16


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                                 32
              ABOUT MARKET RISKS

     ITEM 4.  CONTROLS AND PROCEDURES                                                  33


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                                        34

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         34

SIGNATURES                                                                             35

EXHIBITS


                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                      JUNE 30, 2003      DECEMBER 31, 2002
                                                                                      -------------      -----------------
                                                                                       (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $   7,553         $    6,773
   Short-term investments                                                                     44,501             79,489
   Accounts receivable (net of allowance for doubtful accounts
      of $1,270 and $1,282 at June 30, 2003 and December 31, 2002, respectively)              10,078              4,657
   Prepaid expenses and other current assets                                                   8,241              1,474
   Income tax refundable                                                                         681             10,087
   Deferred income taxes                                                                          --              1,184
   Current portion notes receivable                                                              105                 --
                                                                                          ----------         ----------
      Total current assets                                                                    71,159            103,664

NOTES RECEIVABLE                                                                                 909                 --
PROPERTY AND EQUIPMENT- Net                                                                   14,849             10,403
DEFERRED INCOME TAXES                                                                             --                 --
GOODWILL                                                                                         550                 --
OTHER ASSETS                                                                                     505                384
                                                                                          ----------         ----------
TOTAL ASSETS                                                                               $  87,972         $  114,451
                                                                                          ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Long term debt-current portion                                                          $   1,800         $       --
   Accounts payable                                                                            2,536              1,703
   Accrued liabilities:
      Race expenses and point awards                                                           1,574                 --
      Royalties                                                                                   60                173
      Payroll                                                                                  2,006              2,455
      Taxes                                                                                      454                743
      Litigation                                                                               2,000                 --
      Other                                                                                    6,617              4,879
   Deferred revenue                                                                           11,426              1,423
                                                                                          ----------         ----------
      Total current liabilities                                                               28,473             11,376

DEFERRED INCOME TAXES                                                                             --                 57
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at June 30, 2003
      and December 31, 2002                                                                       --                 --
   Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 and 14,718,134 shares issued and outstanding at June 30, 2003
      and December 31, 2002, respectively                                                        147                147
   Additional paid-in capital                                                                 87,765             87,765
   Accumulated earnings (deficit)                                                            (28,991)            14,511
   Accumulated other comprehensive income                                                        578                595
                                                                                          ----------         ----------
         Total stockholders' equity                                                           59,499            103,018
                                                                                          ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $  87,972         $  114,451
                                                                                          ==========         ==========


See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)


                                                                        THREE MONTHS             SIX MONTHS
                                                                        ENDED JUNE 30,         ENDED JUNE 30,
                                                                      2003         2002        2003        2002
                                                                   -----------  -----------  ----------  ----------
REVENUES:
 Sanction fees                                                       $  5,300     $ 11,822    $  8,300     $14,527
 Sponsorship revenue                                                    2,370        2,825       3,968       5,105
 Television revenue                                                       713        2,058         903       2,263
 Race promotion revenue                                                 5,016        1,417       5,020       1,417
 Engine lease revenue                                                     475           --         950          --
 Other revenue                                                            534        1,170       1,431       1,584
                                                                   -----------  -----------  ----------  ----------
      Total revenues                                                   14,408       19,292      20,572      24,896

EXPENSES:
 Race distributions                                                    17,668        6,328      28,662       7,351
 Race expenses                                                          2,374        2,471       3,941       4,322
 Race promotion expense                                                10,577        3,483      10,910       3,483
 Television expense                                                     5,910        4,640       7,417       4,712
 Administrative and indirect expenses                                   4,871        7,470      10,219      11,795
 Litigation expense                                                     1,378           --       1,378          --
 Relocation expense                                                        --        1,305          --       1,305
 Depreciation and amortization                                          1,024          354       1,844         688
                                                                   -----------  -----------  ----------  ----------
      Total expenses                                                   43,802       26,051      64,371      33,656

OPERATING LOSS                                                        (29,394)      (6,759)    (43,799)     (8,760)
 Realized gain on sale of investments                                      --           --          85          --
 Interest income                                                          383        1,115         872       2,201
                                                                   -----------  -----------  ----------  ----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF

       ACCOUNTING CHANGE                                              (29,011)      (5,644)    (42,842)     (6,559)
 Income tax expense (benefit)                                           5,502       (1,976)        660      (2,295)
                                                                   -----------  -----------------------------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   $(34,513)    $ (3,668)   $(43,502)    $(4,264)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)                  $     --     $     --    $     --     $  (956)
                                                                   -----------  -----------  ----------  ----------
NET LOSS                                                             $ (34,513)   $ (3,668)   $(43,502)    $(5,220)
                                                                   ===========  ===========--==========  ==========
LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE:
             BASIC                                                   $  (2.34)    $  (0.25)   $  (2.96)    $ (0.29)
                                                                   ===========  ===========  ==========  ==========
             DILUTED                                                 $  (2.34)    $  (0.25)   $  (2.96)    $ (0.29)
                                                                   ===========  ===========  ==========  ==========
NET LOSS PER SHARE:
              BASIC                                                  $  (2.34)    $  (0.25)   $  (2.96)    $ (0.35)
                                                                   ===========  ===========  ==========  ==========
              DILUTED                                                $  (2.34)    $  (0.25)   $  (2.96)    $  (0.35)
                                                                   ===========  ===========  ==========  ==========
WEIGHTED AVERAGE SHARES OUSTANDING:
              BASIC                                                    14,718       14,718      14,718      14,718
                                                                   ===========  ===========  ==========  ==========
              DILUTED                                                  14,718       14,718      14,718      14,718
                                                                   ===========  ===========  ==========  ==========



See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                        COMMON STOCK      ADDITIONAL                  ACCUMULATED OTHER
                                     ------------------    PAID-IN     ACCUMULATED      COMPREHENSIVE    STOCKHOLDERS' COMPREHENSIVE
                                     SHARES      AMOUNT    CAPITAL  EARNINGS (DEFICIT)   INCOME (LOSS)      EQUITY          LOSS
                                     ------      ------    -------  ------------------   -------------      ------          ----

BALANCES, JANUARY 1,  2003            14,718       $147     $87,765          $14,511             $595      $103,018
   Net loss                               --         --          --          (43,502)              --       (43,502)      $(43,502)
   Unrealized loss on investments         --         --          --               --             (164)         (164)          (164)
   Increase in valuation allowance,
      deferred taxes                      --         --          --               --              202           202            202
   Reclassification adjustment            --         --          --               --              (55)          (55)           (55)
                                                                                                                          --------
   Comprehensive loss                     --         --          --               --               --            --       $(43,519)
                                    ---------    -------  ----------        --------         --------      ---------      ========
BALANCES, JUNE 30, 2003                14,718      $147      $87,765        $(28,991)            $578      $ 59,499
                                    =========    =======  ==========        ========         ========      =========



See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               2003                2002
                                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(43,502)            $(5,220)
     Adjustments to reconcile net loss to
            net cash provided by (used in) operating activities:
     Cumulative effect of accounting change (net of tax)                             --                 956
     Depreciation and amortization                                                1,856                 688
     Net loss from sale of property and equipment                                    77                  20
     Deferred income taxes                                                        1,127              (2,508)
     Changes in assets and liabilities that provided (used) cash
            (net of effects from purchase of Raceworks, LLC):
           Accounts receivable                                                   (5,094)             (5,267)
           Inventory                                                                 --                 (25)
           Prepaid expenses and other assets                                     (6,757)              1,182
           Income tax refundable                                                  9,406                  --
           Accounts payable                                                        (893)                726
           Accrued liabilities                                                    4,461               4,583
           Deferred revenue                                                       9,824              10,318
                                                                            ------------        ------------
                Net cash provided by (used in) operating activities             (29,495)              5,453

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of Raceworks, LLC, net of cash acquired                 (462)                 --
     Purchase of investments                                                     (6,840)            (51,795)
     Proceeds from sale of investments                                           41,811              32,013
     Notes receivable                                                            (1,014)               (255)
     Acquisition of property and equipment                                       (2,308)             (1,525)
     Proceeds from sale of property and equipment                                    61                  21
                                                                            ------------        ------------
                Net cash provided by (used in) investing activities              31,248             (21,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt                                                   (973)                 --
                                                                            ------------        ------------
                Net cash used in financing activities                              (973)                 --
                                                                            ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                780             (16,088)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,773              27,765
                                                                            ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  7,553             $11,677
                                                                            ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                         $     --             $     1
                                                                            ============        ============
          Interest                                                             $     --             $    --
                                                                            ============        ============
     Cash received during the period from income tax refund                    $ 10,261             $    --
                                                                            ============        ============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES--During 2003, the Company received property, equipment, and/or services of approximately $500 in exchange for sponsorship privileges to the providers.

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of June 30, 2003 and the results of its operations and its cash flows for the three and six months ended June 30, 2003 and 2002.

     In 2003, we will use available funds for certain expenditures that are planned for the year 2003, and we believe that existing cash will be sufficient to fund capital expenditures and other cash needs for 2003. The cash reserves remaining at the end of 2003, if any, will not be sufficient to fund anticipated operating losses and contractual commitments for 2004. Due to the continuing downward trend in several of our critical revenue streams, management expects that we will need to raise additional capital in order to complete the 2004 race season and to continue to operate in 2004. In addition, the Company does not expect to contribute funds in 2004 to assist race teams beyond the series standard entrant support program, as has been done in 2003. Without such assistance, there can be no assurance that race teams will continue to participate in the series in 2004.

     We have retained the investment banking firm of Bear Stearns & Co. Inc. to assist us in exploring financing and other strategic alternatives that may be available to us. There cannot be any assurance that this process will result in any transaction or as to the terms and conditions of any transaction that may be proposed to or pursued by us.

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

     Because of the seasonal concentration of racing events, the results of operations for the three and six months ended June 30, 2003 and 2002 are not indicative of the results to be expected for the year.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc., Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. As of March 7, 2003, the consolidated financial statements also include the financial statements of Raceworks, LLC, a wholly owned subsidiary (See Note 8). All significant intercompany balances have been eliminated in consolidation.

     BASIC AND DILUTED LOSS PER SHARE. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans when dilutive. Due to losses from operations, approximately 0 and 2,758 shares for the three month periods ended June 30, 2003 and 2002, respectively, and 0 and 3,237 for the six month periods ended June 30, 2003 and 2002, respectively, were excluded from the dilutive loss per share calculation due to their anti-dilutive effect.

     ACCOUNTING PRONOUNCEMENTS. In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company adopted this statement on July 1, 2003 and there was no impact on the financial statements upon adoption.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted this statement on July 1, 2003 and there was no impact on the financial statements upon adoption.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entity." The term "variable interest" is defined in FIN 46 as "contractual, ownership or other pecuniary interests in an entity that change with changes in the entity's net asset value." Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. The Company does not expect the recognition provisions of FIN 46 to have a material impact on the Company's financial position or results of operations.

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement on January 1, 2003, and there was no impact on the financial statements upon adoption.

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

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

     However, as required by SFAS No. 123, companies who have chosen to follow APB No. 25 are required to calculate pro forma information as if it had calculated compensation based on the fair value at the grant date for its stock options granted to employees and directors. In the second quarters of 2003 and 2002, there was no compensation expense under APB No. 25.

                                                                                           (In Thousands)
                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                                  2003           2002             2003             2002
                                                              ------------    -------------    ------------    -----------
NET LOSS
As reported                                                    $ (34,513)       $ (3,668)        $(43,502)       $ (5,220)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                   (578)           (444)          (1,140)           (578)
                                                              ------------    -------------    ------------    -----------
Pro forma                                                        (35,091)         (4,112)         (44,642)         (5,798)

DILUTED LOSS PER SHARE
As reported                                                        (2.34)          (0.25)           (2.96)          (0.35)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                  (0.04)          (0.03)           (0.08)          (0.04)
                                                              ------------    -------------    ------------    -----------
Pro forma                                                      $   (2.38)       $  (0.28)        $  (3.04)       $  (0.39)



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

     The Company adopted SFAS No. 142, effective January 1, 2002, which resulted in a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill. The goodwill was recorded under the purchase method of accounting for the purchases of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Such charge is non-recurring and reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. Prior to the adoption of SFAS No. 142, the Company had accounted for its goodwill and intangible assets in accordance with the accounting standards existing at the time.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments identified in Note 6 - Segment Reporting. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology.

     In the first quarter of 2003, the Company recorded $562,000 of goodwill and other intangible assets in conjunction with the acquisition of Raceworks, LLC (See Note 8). The Company is in the process of obtaining third-party valuations of certain separately identifiable intangible assets. The acquired intangible asset values, including goodwill recorded on the balance sheet, may be adjusted based on the results of the third-party valuation. Any portion determined to be goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Any portion allocated to intangible assets that have finite useful lives will be amortized over their useful lives.

3. SHORT-TERM INVESTMENTS

     The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                                   GROSS UNREALIZED
                                                                   ----------------
(IN THOUSANDS)                       COST        FAIR VALUE        GAIN           LOSS
                                  -----------    -----------    ----------     ----------
JUNE 30, 2003
-------------
U.S. agencies securities            $ 43,923       $ 44,501         $ 578          $  --
                                  -----------    -----------    ----------     ----------
Total short-term investments        $ 43,923       $ 44,501         $ 578          $  --
                                  ===========    ===========    ==========     ==========

DECEMBER 31, 2002
-----------------
Letters of credit                   $     30       $     30         $  --          $  --
Corporate bonds                        2,538          2,556            18             --
U.S. agencies securities              76,003         76,903           900              2
                                  -----------    -----------    ----------     ----------
Total short-term investments        $ 78,571       $ 79,489         $ 918          $   2
                                  ===========    ===========    ==========     ==========



     Net proceeds from sales of investments for the six months ended June 30, 2003 and 2002 were approximately $34.9 million and $0, respectively.

     Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2003 and December 31, 2002:

                                                   (IN THOUSANDS)
                                             JUNE 30,        DECEMBER 31,        USEFUL LIFE
                                              2003              2002             (IN YEARS)
                                        ----------------    ---------------     -----------------------------------
     Engines                                   $ 4,300            $ 4,000       2
     Equipment                                  13,184              7,242       5-20
     Furniture and fixtures                        622                425       10
     Vehicles                                    4,057              4,065       5-7
     Other                                         275                268       5 (except leasehold improvements)
                                        ----------------    ---------------

     Total                                      22,438             16,000

     Less accumulated depreciation              (7,589)            (5,597)
                                        ----------------    ---------------

     Property and equipment (net)              $14,849            $10,403
                                        ================    ===============


5. NOTES RECEIVABLE

     During the quarter ended June 30, 2003, the Company entered into an agreement with a third party where we paid for the costs of capital improvements retained by the third party necessary to stage an event where we are the promoter. We accepted an unsecured note of $750,000 for said improvements, to be received, without interest over five years. Payment in the amount of $75,000 will be due in each of the first four years with a final payment of $450,000 due in the fifth year. These payments are payable each November 1st, beginning in 2003. The Company imputed interest on the note at a rate of 6% and recorded a discount on the note receivable which reduced the note by $146,000.

     During the quarter ended June 30, 2003, the Company entered into a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is secured by all products and proceeds of all other events staged by the promoter at the promoter's facility.

6. SEGMENT REPORTING

     The Company has two reportable segments, sanctioning and race promotions. In 2003, the Company added "Race Promotions" as a reportable segment. There were no prior period adjustments relating to the new reportable segment.

     Sanctioning encompasses all the business operations of organizing, marketing and staging all of our open-wheel racing events when we act as a sanctioning body as well as corporate expenses. We receive a sanction fee from the event promoter for our services that is either fixed or is based upon a profit sharing agreement. Sanction fees revenue, sponsorship revenue, television revenue, engine lease revenue, race distributions and race expenses, television expenses and administrative and indirect expenses are recognized in the sanctioning segment.

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



                                                           THREE MONTHS ENDED JUNE 30,
                                                           ---------------------------
($ in thousands)                            SANCTIONING      RACE PROMOTIONS      OTHER*     TOTAL
                                            -----------      ---------------      ------     -----
2003
----
Revenues                                       $  9,341          $  5,016       $  51      $ 14,408
Interest income (net)                               380                --           3           383
Depreciation and amortization                     1,009                --          15         1,024
Segment income (loss) before income taxes       (23,452)           (5,561)          2       (29,011)

2002
----
Revenues                                       $ 19,251          $     --       $  41      $ 19,292
Interest income (net)                             1,112                --           3         1,115
Depreciation and amortization                       335                --          19           354
Segment loss before income taxes                 (5,632)               --         (12)       (5,644)



                                                           SIX MONTHS ENDED JUNE 30,
                                                           -------------------------
($ in thousands)                            SANCTIONING      RACE PROMOTIONS      OTHER*     TOTAL
                                            -----------      ---------------      ------     -----
2003
----

Revenues                                        $ 15,346           $ 5,020          $206           $20,572
Interest income (net)                                866                --             6               872
Depreciation and amortization                      1,807                --            37             1,844
Segment income (loss) before income taxes        (37,058)           (5,890)          106           (42,842)

2002
----

Revenues                                        $ 24,816            $   --          $ 80           $24,896
Interest income (net)                              2,194                --             7             2,201
Depreciation and amortization                        650                --            38               688
Segment loss before income taxes and
   cumulative effect of accounting change         (6,535)               --           (24)           (6,559)



* Amounts are below the quantitative thresholds for presentation as a reportable segment. These amounts are related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

              ($ in thousands)                             JUNE 30,        DECEMBER 31,
                                                             2003            2002
                                                         -------------    ------------
             Total assets for sanctioning segment           $ 78,387       $  114,194
             Total assets for race promotion segment           9,398               --
             Other assets                                        187              257
                                                         -------------    ------------

             Total consolidated assets                      $ 87,972       $  114,451
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

7. COMMITMENTS AND CONTINGENCIES

     LITIGATION. On September 8, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of Monterey. This lawsuit was filed by the heirs of Gonzolo Rodriguez, a race car driver who died on September 11, 1999 while driving his race car at the Laguna Seca Raceway in a practice session for the CART race event. The suit sought damages in an unspecified amount for negligence and wrongful death. On November 5, 2001, the Court upheld a release signed by Mr. Rodriguez and the causes of action for negligence were dismissed. On March 13, 2003 a jury verdict found in favor of the Company with respect to the claim for willful and/or reckless conduct and the case was dismissed. An appeal has been filed. Management does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

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

     On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. The claim was settled for $400,000 in May of 2003.

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

     On July 9, 2002 a Demand for Arbitration was filed against the Company with the American Arbitration Association in Indianapolis, Indiana by Engine Developments Ltd. The Demand alleged that the Company breached an agreement to purchase engines and seeks unspecified damages. This claim was settled July 29, 2003 and the Company paid $1.75 million in settlement of any and all claims.

     In June 2003, the Company received $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against Eurospeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was cancelled as a result of the bankruptcy of the promoter. These proceeds have been recorded in the quarter ended June 30, 2003 as a reduction of litigation expense.

     As we have previously reported, we are party to several lawsuits. We cannot predict the outcome of the litigation, and at this time, management is unable to estimate the impact that ultimate resolution of these matters may have on our financial position or future results of operations.

8. ACQUISITION OF RACEWORKS, LLC

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


        Current assets                                $  449,000
        Property and equipment                         4,120,000
        Other assets                                      36,000
        Intangible assets including goodwill             562,000
                                                      ----------
                 Total assets acquired                 5,167,000
                                                      ----------
        Current liabilities                           (1,916,000)
        Long-term debt                                (2,778,000)
                                                      ----------
                 Total liabilities assumed            (4,694,000)
                                                      ----------
        Net assets acquired                           $  473,000
                                                      ==========


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

                                                       (In Thousands)
                                                      Six Months Ended
                                            June 30, 2003       June 30, 2002
                                           ---------------     ---------------
Revenues                                       $ 20,579           $24,896
Expenses                                         64,621            33,980
Loss before income taxes and cumulative
   effect of accounting change                 $(43,085)          $(6,883)



     The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

9. LONG TERM NOTE-CURRENT PORTION

     In July 2002, the Company guaranteed a $1.8 million commercial term loan in connection with the operations of Raceworks, LLC. The principal on the loan shall be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. The entire unpaid principal amount of the loan and all accrued and unpaid interest and other amounts payable thereunder shall be due and payable in July 2007. The loan may be prepaid, in whole or in part, without a penalty. The rate of the interest on the outstanding principal amount of the loan will be equal to The Wall Street Journal prime rate (the "prime rate") plus 150 basis points. (As of June 30, 2003, the rate of interest was 5.5 %.)

     At June 30, 2003, the Company was in default of certain financial covenants for which a waiver will be requested. As a result the entire amount of the note has been classified as current.

10. DEFERRED TAXES

     SFAS No. 109 requires that net deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has U.S. net operating loss carryforwards, foreign tax credit carryforwards and future tax deductions of $16.2 million, $278,000 and $425,000, respectively. The carryforward items expire over the next 5 to 20 years. Failure to achieve taxable income within the carryforward period would affect the ultimate realization of the net deferred tax assets. Management believes there is sufficient uncertainty regarding the future generation of taxable income. Because it is more likely than not that deferred tax assets will not be realized, the tax benefit for current year losses and net deferred tax assets recorded at December 31, 2002 has been reduced by a $16.9 million valuation allowance at June 30, 2003. As a result, income tax expense was $5.5 million and $660,000 for the three and six month periods ended June 30, 2003, respectively.

11. ASSET IMPAIRMENT CHARGES

     The Company recognized a charge of $890,000 in race promotion expense during the quarter ended June 30, 2003 in connection with the impairment of prepaid expenses for a self-promoted event that occurred on July 5, 2003. Expenses directly related to an event are treated as a prepaid expense asset and are recognized as an expense in the period in which the event takes place, unless it can be determined that prepaid expenses will not be recovered from the revenues of the event. The prepaid asset is then deemed impaired and recognized as an expense in the period when it is determined unrecoverable. Based on information available at June 30, 2003, management determined that those assets were not recoverable.

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

     Significant accounting estimates include the allowance for doubtful accounts for trade accounts receivable, impairment of fixed assets and deferred race expenses, the recoverability of intangible assets and goodwill, income taxes, certain accrued liabilities and fair values allocated to assets acquired and liabilities assumed in business combinations.

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

     SPONSORSHIP REVENUE. Revenue is recorded ratably over the life of the sponsorship agreement. On occasion, revenue is recorded at the time of the race if the sponsorship pertains to that race. Generally, sponsorship agreements call for quarterly payments, and each payment is recorded as deferred revenue when received. Included in sponsorship revenue is revenue generated through barter transactions. We recognize this revenue at the value of the consideration given or the consideration received, whichever is more clearly determinable.

     ENGINE LEASE REVENUE. In 2002, we purchased the engines that will be used for the 2003 and 2004 Champ Car World Series race season. Each team is required to use these engines in order to compete in the series. We will lease the engines to the teams for $100,000 per car per year. The revenue is realized ratably over the life of the agreement.

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

Expense recognition

     RACE PROMOTION EXPENSES. General and administrative expenses related to races we promote are recognized when incurred. Expenses directly related to the event are recognized when the event occurs. Impairment of prepaid expenses is recognized when the assets are determined to not be recoverable.

Goodwill Impairment

     We adopted FASB Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets," effective January 1, 2002. The statement requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. The statement also requires that we test our goodwill and intangible assets with indefinite useful lives for impairment upon adoption of the statement and annually thereafter. Our goodwill was associated with our acquisitions of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Upon adoption of the statement, we recorded a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of our goodwill. The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.

Litigation

     We are involved in litigation as a part of our normal course of business. Our litigation proceedings are included in our most recent Form 10-K, Item 3:
Legal Proceedings and updated, as needed, in Part II-Other Information, Item 1:
Legal Proceedings in this and subsequent Form 10-Qs. When a complaint is filed by or against us that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and reasonably estimable, we record the expense. When we are the party filing the claim, we do not record income until any damages from the claim are assured.

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

     SPONSORSHIP REVENUE. We receive corporate sponsorship revenue based on negotiated contracts. An official corporate sponsor receives status and recognition rights, event rights and/or product category exclusivity.

     In 2003, we have developed an Entrant Support Program. The new program is part of an enhanced incentive program we developed with our teams, whereby we provide financial support to new and existing teams to run in the Champ Car World Series and, in exchange, each team will provide logo space on its cars for Champ Car-designated sponsors to advertise. Sponsorship fees, if any, paid by these corporate sponsors will be retained by us to offset the financial support we are providing to the teams. The program will also combine Champ Car World Series event and team sponsorship opportunities, along with advertising on television and in print media. None of these sponsorship packages were sold during the first six months of 2003.

     TELEVISION REVENUE. In 2003, we have contracts for our domestic television rights with CBS and Speed Channel. We plan to broadcast seven races on CBS, of which six have aired as of June 30, 2003, and the balance on Speed Channel. We will buy the air-time and pay for production for the CBS races. Speed Channel will provide the air-time for the races aired on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We will pay for production for the races to be broadcast on their network. We receive the advertising inventory for all shows aired on both networks and we are responsible for selling the advertising.

     In 2003, we have international television rights with:

     -    Gold Coast Motor Events Co. (Australia)
     -    Molstar (Canada)
     -    Promotion Entertainment of Mexico LLC (Mexico)
     -    Octagon CSI (all others)

     A rights fee will be paid to us by each international broadcast partner for rights to air the Champ Car race either live, time-delayed or as a highlight package, in the country where they hold our rights. See "Other Related Party Transactions" for a description of our arrangements with Promotion Entertainment of Mexico, LLC, an entity principally owned by Mr. Gerald R. Forsythe, our 23% stockholder.

     RACE PROMOTION REVENUE. In 2003, we anticipate promoting six of our races, of which three occurred during the first six months of 2003. Race promotion revenue includes all the commercial rights associated with promoting a Champ Car event, such as admissions, event sponsorship and hospitality sales. We have partnered with experienced race promoters to promote these events and we will be responsible for selling all of the commercial rights of the event.

     ENGINE LEASE REVENUE. In 2002, we purchased the engines that will be used for the 2003 and 2004 Champ Car World Series race season. Each team is required to use these engines in order to compete in the series. We will lease the engines to the teams for $100,000 per car per year.

     OTHER REVENUE. Other revenue includes membership and entry fees, contingency awards money, royalties, commissions and other miscellaneous revenue items. Membership and entry fees are payable on an annual basis by Toyota Atlantic Championship competitors. In addition, we charge fees to competitors for credentials for all team participants and driver license fees for all drivers competing in the series. We receive royalty revenue for the use of the CART service marks and trademarks on licensed merchandise that is sold both at tracks and at off-track sites. We receive commission income from the sale of chassis and parts to our support series teams.

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

     RACE DISTRIBUTIONS. We pay the racing teams for their on-track performance. Race distributions include the following for each event:

     -    event purse which is paid based on finishing position
     -    contingency award payments
     - year-end point fund, which is paid based on year end finishing position
     -    participation payments
     -    entrant support payments
     -    team assistance

     We pay awards to the teams, based on their cumulative performance for the season, out of the year-end point fund. Participation payments are being made in 2003 to each of our entries (to a maximum of 20 cars) on a per car, per race basis. In addition, entrant support payments are being made to participating teams as part of a financial incentive plan to attract and retain teams to compete in our series. The payments are made to teams in exchange for logo advertising space on their cars. We have the opportunity to sell and retain the revenue from the advertising. In 2003, we are providing assistance to certain teams to ensure that there are a sufficient number of race cars competing in our series. We will spend up to $33.0 million in team assistance, spread out over the race season, to make sure there are a sufficient number of viable competitors for the 2003 season. Through June 30, 2003, we have expensed $15.9 million in team assistance. In exchange for the team assistance, we receive certain sponsorship rights from the team.

     RACE EXPENSES. We are responsible for officiating and administering all of our events. Costs primarily include officiating fees, travel, per diem and lodging expenses for the following officiating groups:

     -    medical services
     -    race administration
     -    race officiating and rules compliance
     -    registration
     -    safety
     -    technical inspection
     -    timing and scoring

     RACE PROMOTION EXPENSES. In 2003, we plan to promote six of our own events, of which three occurred during the first six months of 2003. Race promotion expenses relate to all costs associated with staging a Champ Car event, including track rental, personnel costs and promotion of the event.

     TELEVISION EXPENSES. In 2003, we are buying the air time at approximately $206,666 per hour for our CBS races. Speed Channel is providing the air time for the races aired on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We pay for production costs associated with the races to be broadcast on their network. We also incur expenses for our international production for all of our races.

     ADMINISTRATIVE AND INDIRECT EXPENSES. Administrative and indirect expenses include all operating costs not directly incurred for a specific event:

     -    administration
     -    marketing and advertising
     -    sponsorship sales and service
     -    public relations

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     REVENUES. Total revenues for the quarter ended June 30, 2003 were $14.4 million, compared to $19.3 million during the same period in the prior year. The decrease was due to a decrease in sanction fees, sponsorship revenue, television revenue and other revenue partially offset by an increase in race promotion and engine lease revenue as described below.

     Sanction fees for the quarter ended June 30, 2003 were $5.3 million, a decrease of $6.5 million, or 55%, from the same period in the prior year. The decrease was partially attributable to running three races that paid sanction fees in the second quarter of 2003 compared to five races in the same period in the prior year. The decrease was also due to negotiated reductions in sanction fees with certain promoters. In addition, one of the races that was not run in 2003 was the race in Motegi, Japan, a higher paying international race. We ran three self-promoted races in the second quarter of 2003 compared to one in the prior year. Revenues from self-promoted races are reflected in race promotion revenue.

     Sponsorship revenue for the quarter ended June 30, 2003 was $2.4 million, a decrease of $455,000, or 16%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from our former title sponsor. The decrease was partially offset by new sponsorship from our two presenting sponsors Bridgestone/Firestone North American Tire, LLC and Ford Motor Company.

     Television revenue for the quarter ended June 30, 2003 was $713,000, a decrease of $1.3 million, or 65%, from the same period in the prior year. The decrease was primarily attributable to a reduction in rights sales for our international television rights, and a decrease in advertising revenue from our races broadcast on CBS, partially offset by advertising revenue from our Speed Channel shows. In 2003, we pay for the production for all of our shows and we receive the television advertising inventory. In 2002, Speed Channel paid for the production of the shows aired on their network and received the advertising inventory.

     Race promotion revenue for the quarter ended June 30, 2003 was $5.0 million, an increase of $3.6 million from the same period in the prior year. The increase was attributable to promoting three races in

Kent, England, Lausitz, Germany and Portland, Oregon in the quarter ended June 30, 2003 compared to one race in the same prior year period.

     Engine lease revenue for the quarter ended June 30, 2003 was $475,000, with no corresponding revenue in the prior period. We purchased the engines that will be used in our series for the 2003 and 2004 seasons. The engines are leased to the teams for $100,000 per car per year payable in four installments.

     Other revenue for the quarter ended June 30, 2003 was $534,000, which was a decrease of $636,000, from the same period in the prior year. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The decrease was primarily due to a decrease in entry fees in CART due to a waiver of those fees for 2003, fewer participants in the Toyota Atlantic series and a decrease in merchandise sales from licensed merchandise.

     EXPENSES. Total expenses for the quarter ended June 30, 2003 were $43.8 million, an increase of $17.8 million, or 68%, from the same period in the prior year. This increase was due to an increase in race distributions, race promotion expense, television expense, litigation expense, and depreciation expense partially offset by a decrease in race, administrative and indirect and relocation expenses, as described below.

     Race distributions for the quarter ended June 30, 2003 were $17.7 million, an increase of $11.3 million from the same period in the prior year. Race distributions are made up of purse payments, year-end points fund, participation payments, entrant support payments and team assistance. The increase was partially due to an increase in participation payments that we make to all of our teams, from $10,000 per car per race in 2002 to $20,000 per car per race in 2003. In addition, in 2003 we began an entrant support program where we make payments of $22,500 per car per race to each participating team. The total increase in participation and entrant support payments are $3.8 million compared to the same period in the prior year. In the quarter ended June 30, 2003, we have also provided, in aggregate, team assistance payments of $8.0 million to substantially all of our teams to ensure their participation in our series for the 2003 season compared with $501,000 in the same period in the prior year.

     Race expenses for the quarter ended June 30, 2003 were $2.4 million, a decrease of $97,000, or 4%, from the same period in the prior year. The decrease was primarily attributable to a reduction in staff and officials and their related travel expenses in the areas of logistics, safety, competition and timing and scoring.

     Race promotion expenses for the quarter ended June 30, 2003, were $10.6 million, an increase of $7.1 million, or 204% from the same period in the prior year. The increase in expenses is due to promoting three races in the quarter ended June 30, 2003 compared to one race in the same prior year period. The expenses relate to administrative expenses incurred for all the races we will promote in 2003 and direct expenses for the races we promoted in the quarter ended June 30, 2003 in England, Germany and Portland, Oregon. Race promotion expenses relate to all costs associated with staging a Champ Car event. Administrative expenses are recognized when incurred; expenses directly related to the event are recorded as deferred or prepaid expenses and are recognized in the period the race takes place, unless it can be determined that prepaid expenses will not be recovered from revenues from the event. Prepaid expenses are then recognized in the statements of operations, to the extent they are determined unrecoverable, in the period when it is determined they are unrecoverable. Included in race promotion expenses in the quarter ended June 30, 2003, were $890,000 of unrecoverable expenses related to the race in Cleveland, Ohio which took place on July 5, 2003.

     Television expense for the quarter ended June 30, 2003 was $5.9 million, an increase of $1.3 million, or 27%, from the same period in the prior year. The increase was partially due to a change in our television agreement with Speed Channel from the previous year. In 2002, Speed Channel paid for the production and received the advertising inventory for shows broadcast on their network. In 2003, we pay for the production and we receive the advertising inventory. There were two Speed Channel races in the quarter ended June 30, 2003. In addition, in the quarter ended June 30, 2003 we produced and paid for air-time for a preseason preview show that aired on CBS. We also incur incremental expenses to provide an international feed for all of our races.

     Administrative and indirect expenses for the quarter ended June 30, 2003 were $4.9 million, a decrease of $2.6 million, or 35%, from the same period in the prior year. This decrease was primarily attributable to a decrease in marketing and advertising partially offset by an increase in insurance expense, legal fees, sales staff and related sales costs.

     Litigation expense was $1.4 million for the quarter ended June 30, 2003, with no corresponding expense in the same prior year period. This expense was partially attributable to an arbitration settlement of $1.75 million paid to Engine Developments Ltd., in a breach of contract case over a contract to purchase engines, a settlement of a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., and settlement of contract disputes with ESPN television over the canceled Texas Motor Speedway race. The expenses were partially offset by receipt of $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter.

     Relocation expense was $1.3 million in the quarter ended June 30, 2002 with no corresponding expense in the current year quarter. The expense related to the companies relocation from Troy, MI to Indianapolis, IN.

     Depreciation and amortization for the quarter ended June 30, 2003 was $1.0 million, compared to depreciation and amortization of $354,000 for the same period in the prior year. The increase was primarily due to depreciation on engines that we purchased for use in our series for the 2003 and 2004 seasons.

     OPERATING LOSS. Operating loss for the quarter ended June 30, 2003 was $29.4 million, compared to operating loss of $6.8 million in the corresponding period in the prior year due to the items discussed above.

     INTEREST INCOME. Interest income for the quarter ended June 30, 2003 was $383,000, a decrease of $732,000, or 66%, from the same period in the prior year. This is primarily due to a decrease in cash and short-term investments and in interest rates.

     LOSS BEFORE INCOME TAXES. Loss before income taxes for the quarter ended June 30, 2003 was $29.0 million, compared to loss before income taxes of $5.6 million for the same period in the prior year due to the items discussed above.

     INCOME TAX EXPENSE/BENEFIT. Income tax expense for the quarter ended June 30, 2003 was $5.5 million, compared to an income tax benefit of $2.0 million for the corresponding period in the prior year. Income tax expense for the quarter ended June 30, 2003 reflects management's decision to record a valuation allowance for all net deferred tax assets. The effective tax rate was 35.0% for the quarter ended June 30, 2002.

     LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Loss before cumulative effect of accounting change for the quarter ended June 30, 2003 was $34.5 million compared to $3.7 million for the corresponding period in the prior year.

     NET LOSS. Net loss for the quarter ended June 30, 2003 was $34.5 million compared to a net loss of $3.7 million for the same period in the prior year due to the items discussed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     REVENUES. Total revenues for the six months ended June 30, 2003 were $20.6 million, compared to $24.9 million during the same period in the prior year. The decrease was due to a decrease in sanction fees, sponsorship revenue, television revenue and other revenue partially offset by an increase in race promotion and engine leases as described below.

     Sanction fees for the six months ended June 30, 2003 were $8.3 million, a decrease of $6.2 million, or 43%, from the same period in the prior year. The decrease was partially attributable to running five races that paid sanction fees in the period ended June 30, 2003 compared to six races in the same period in the prior year. The decrease was also due to negotiated reductions in sanction fees with certain promoters. In addition, one of the races that was not run in 2003 was the race in Motegi, Japan, a higher paying international race as well as a general reduction in sanction fees.

     Sponsorship revenue for the six months ended June 30, 2003 was $4.0 million, a decrease of $1.1 million, or 22%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from our former title sponsor. The decrease was partially offset by new sponsorship from our two presenting sponsors Bridgestone/Firestone North American Tire, LLC and Ford Motor Company.

     Television revenue for the six months ended June 30, 2003 was $903,000, a decrease of $1.4 million, or 60%, from the same period in the prior year. The decrease was primarily attributable to a reduction in rights sales for our international television rights and a decrease in television advertising revenue from our four races broadcast on CBS, partially offset by advertising revenue from our Speed Channel broadcasts. In 2003, we pay for the production for all of our shows and we receive the television advertising inventory. In 2002, Speed Channel paid for the production of the shows aired on their network and received the advertising inventory.

     Race promotion revenue for the six months ended June 30, 2003 was $5.0 million, an increase of $3.6 million, from the same period in the prior year. The increase was attributable to promoting three races in Kent, England, Lausitz, Germany and Portland, Oregon in the six months ended June 30, 2003 compared to one race in the same prior year period.

     Engine lease revenue for the six months ended June 30, 2003 was $950,000, with no corresponding revenue in the prior period. We purchased the engines that will be used in our series for the 2003 and 2004 seasons; the engines are leased to the teams for $100,000 per car per year payable in four installments.

     Other revenue for the six months ended June 30 2003 was $1.4 million, which was a decrease of $153,000, or 10%, from the same period in the prior year. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The decrease was primarily due to certain non-recurring miscellaneous revenues received in the six months ended June 30, 2003, partially offset by a decrease in entry fees in CART due to a waiver of those fees for 2003, fewer participants in the Toyota Atlantic series and a decrease in merchandise sales from licensed merchandise.

     EXPENSES. Total expenses for the six months ended June 30, 2003 were $64.4 million, an increase of $30.7 million, or 91%, from the same period in the prior year. This increase was due to an increase in race distributions, race promotion, television expense, litigation and depreciation expense partially offset by a decrease in race, administrative and indirect and relocation expenses, as described below.

     Race distributions for the six months ended June 30, 2003 were $28.7 million, an increase of $21.3 million from the same period in the prior year. Race distributions are made up of purse payments, year-end points fund, participation payments, entrant support payments and team assistance. The increase was partially due to having eight races in the six months ended June 30, 2003 compared to seven races in the same period in the prior year. The increase was also due to an increase in participation payments that we make to all of our teams, from $10,000 to $20,000 per car per race. In addition, in 2003 we began an entrant support program where we make payments of $22,500 per car per race to each participating team. The total increase in participation and entrant support payments are $5.1 million compared to the same period in the prior year. In the six months ended June 30, 2003, we have also provided, in aggregate, team assistance payments of $15.9 million to substantially all of our teams to ensure their participation in our series for the 2003 season, with no corresponding expense in the same period in the prior year.

     Race expenses for the six months ended June 30, 2003 were $3.9 million, a decrease of $381,000, or 9%, from the same period in the prior year. The decrease was primarily attributable to a reduction in staff and officials and their related travel expenses in the areas of logistics, safety, competition and timing and scoring, partially offset by having one more race in the six months ended June 30, 2003 when compared to the same prior year period.

     Race promotion expenses for the six months ended June 30, 2003, were $10.9 million, an increase of $7.4 million, or 213%, from the same period in the prior year. The increase in expenses is due to promoting three races in the six months ended June 30, 2003 compared to one race in the same prior year period. The expenses relate to administrative expenses incurred for all the races we will promote in 2003 and direct expenses for the races we promoted in the six months ended June 30, 2003 in England, Germany and Portland, Oregon. Race promotion expenses relate to all costs associated with staging a Champ Car event. Administrative expenses are recognized when incurred; expenses directly related to the event are recorded as deferred or prepaid expenses and are recognized in the period the race takes place, unless it can be determined that prepaid expenses will not be recovered from revenues from the event. Prepaid expenses are then recognized in the statements of operations, to the extent they are determined unrecoverable, in the period when it is determined they are unrecoverable. Included in race promotion expenses in the six months ended June 30, 2003, were $890,000 of unrecoverable expenses related to the race in Cleveland, Ohio which took place on July 5, 2003.

     Television expense for the six months ended June 30, 2003 was $7.4 million, an increase of $2.7 million, from the same period in the prior year. The increase was partially due to a change in our television agreement with Speed Channel from the previous year. In 2002, Speed Channel paid for the production and received the advertising inventory for shows broadcast on their network. In 2003, we pay for the production and we receive the advertising inventory. For the six months ended June 30, 2003 we had four races broadcast on Speed Channel. In addition, in 2003 we produced and paid for air-time for a preseason preview show that aired on CBS. We also incur incremental expenses to provide an international feed for all of our races.

     Administrative and indirect expenses for the six months ended June 30, 2003 were $10.2 million, a decrease of $1.6 million, or 13%, from the same period in the prior year. This decrease was primarily attributable to a decrease in marketing and advertising partially offset by an increase in insurance expense, legal fees, sales staff and related sales costs.

     Litigation expense was $1.4 million for the six months ended June 30, 2003, with no corresponding expense in the same prior year period. This expense was partially attributable to an arbitration settlement of $1.75 million paid to Engine Developments Ltd., in a breach of contract case over a contract to purchase engines, a settlement of a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc, and settlement of contract disputes with ESPN television over the canceled Texas Motor Speedway race. The expenses were partially offset by receipt of $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter.

     Relocation expense was $1.3 million for the six months ended June 30, 2002 with no corresponding expense in the current year period. The expense related to the companies relocation from Troy, MI to Indianapolis, IN.

     Depreciation and amortization for the six months ended June 30, 2003 was $1.8 million, compared to depreciation and amortization of $688,000 for the same period in the prior year. The increase was primarily due to depreciation on engines that we purchased for use in our series for the 2003 and 2004 seasons.

     OPERATING LOSS. Operating loss for the six months ended June 30, 2003 was $43.8 million, compared to operating loss of $8.8 million in the corresponding period in the prior year due to the items discussed above.

     INTEREST INCOME. Interest income for the six months ended June 30, 2003 was $872,000, a decrease of $1.3 million, or 60%, from the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

     LOSS BEFORE INCOME TAXES. Loss before income taxes for the six months ended June 30, 2003 was $42.8 million, compared to loss before income taxes of $6.6 million for the same period in the prior year due to the items discussed above.

     INCOME TAX EXPENSE/BENEFIT. Income tax expense for the six months ended June 30, 2003 was $660,000, compared to an income tax benefit of $2.3 million for the corresponding period in the prior year. Income tax expense for the six months ended June 30, 2003 reflects management's decision to record a valuation allowance for all net deferred tax assets. The effective tax rate was 35.0% for the six months ended June 30, 2002.

     LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Loss before cumulative effect of accounting change for the six months ended June 30, 2003 was $43.5 million compared to $4.3 million for the corresponding period in the prior year.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX). There was no cumulative effect of accounting change for the six months ended June 30, 2003 compared to $956,000 in the same period of the prior year. The amount relates to our implementation of Statement of Financial Account Standard No. 142 pursuant to which we wrote off our impaired goodwill.

     NET LOSS. Net loss for the six months ended June 30, 2003 was $43.5 million compared to a net loss of $5.2 million for the same period in the prior year due to the items discussed above.

SEASONALITY AND QUARTERLY RESULTS

     A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter.

In addition, the mix between the type of race (street course, superspeedway, etc.) and the sanction fees attributed to those races and whether the races are aired on network television or Speed Channel will affect our quarterly results. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in our quarterly results and affect comparability. During the second quarter ended June 30, 2003, we held six races: Long Beach, California; Kent, England; Lausitz, Germany; West Allis, Wisconsin; Monterrey, California; and Portland, Oregon. During the second quarter ended June 30, 2002, we held six races: Long Beach, California; Motegi, Japan; West Allis, Wisconsin; Monterrey, California; Portland, Oregon and Chicago, Illinois. We have provided unaudited quarterly revenues for the second quarter of 2003 and 2002 in the following table.

                                                   QUARTER ENDED
                                                      JUNE 30,
           (DOLLARS IN THOUSANDS)             2003                2002
                                        -----------------    ---------------
           Revenues                              $14.4              $19.3
           Number of races                           6                  6


LIQUIDITY AND CAPITAL RESOURCES

     We have relied on our cash reserves generated in previous years to finance working capital, contractual commitments, operating losses, investments and capital expenditures during the past year. In 2003, we will use available funds for certain expenditures that are planned for the year 2003, and we believe that existing cash will be sufficient to fund expected operating losses, capital expenditures and other cash needs for 2003. The cash reserves remaining at the end of 2003, if any, will not be sufficient to fund anticipated operating losses and contractual commitments for 2004. Due to the continuing downward trend in several of our critical revenue streams, management expects that we will need to raise additional capital in order to complete the 2004 race season and to continue to operate in 2004. In addition, the Company does not expect to contribute funds in 2004 to assist race teams beyond the series standard entrant support program, as has been done in 2003. Without such assistance, there can be no assurance that race teams will continue to participate in the series in 2004.

     Future projections beyond 2004 are, in management's view, very speculative. Currently, however, management does not expect to have positive cash flow from operations or earnings any earlier than 2006. We have retained the investment banking firm of Bear Stearns & Co. Inc. to assist us in exploring financing and other strategic alternatives that may be available to us. There cannot be any assurance that this process will result in any transaction or as to the terms and conditions of any transaction that may be proposed to or pursued by us.

     We have a $1.5 million revolving line of credit with a commercial bank. As of June 30, 2003, there was no outstanding balance under the line of credit. The line of credit contains no significant covenants or restrictions. Advances on the line of credit are payable on demand and bear interest at the bank's prime rate. The line is secured by assets of the Company.

     In August, 2003, the Company issued a $1.0 million irrevocable standby letter of credit to International Motorsports Association, which shall automatically terminate upon completion of the American LeMans Series race in Miami, Florida in September 2003.

     Our cash balance on June 30, 2003 was $7.6 million, a net increase of $780,000 from December 31, 2002. This increase was primarily the result of net cash proceeds from investing activities of $31.2 million, partially offset by net cash used in operating activities of $29.5 million, and net cash used in financing activities of $1.0 million.

     During the quarter ended June 30, 2003, the Company entered into an agreement with a third party where we paid for the costs of capital improvements retained by the third party necessary to stage an event where we are the promoter. We accepted an unsecured note of $750,000 for said improvements, to be received, without interest over five years. Payment in the amount of $75,000 will be due in each of the first four years with a final payment of $450,000 due in the fifth year. These payments are payable each November 1st, beginning in 2003. The Company imputed interest on the note at a rate of 6% and recorded a discount on the note receivable which reduced the note by $146,000.

     During the quarter ended June 30, 2003, the Company entered into a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is secured by all products and proceeds of all other events staged by the promoter at the promoter's facility.

     Short term investments have decreased by $35.0 million since December 31, 2002 due to funding of operations for the six months ended June 30, 2003.

     We anticipate capital expenditures of approximately $2.0 million in 2003. The capital expenditures will be for computer equipment, a new semi-trailer, timing and scoring equipment, safety truck conversions and competition related equipment for technical inspection and data acquisition.

     In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires October 31, 2010. The total amount due through the life of the lease is $2.6 million.

     In June 2003, we entered into a lease for office space in Miami, Florida. The lease commenced on June 1, 2003 and expires on May 31, 2008. The total amount due through the life of the lease is $478,198.

     The following table summarizes our contractual obligations as of June 30, 2003.



                                                                   Payments Due by Period
                                                                   ----------------------
                                                              Less Than        1-3          4-5       After 5
Contractual Obligations                          Total         1 Year         Years        Years       Years
--------------------------------------------- ------------- -------------- ------------ ------------ -----------
Operating Leases                              $  2,736,438    $   399,163    $  804,928  $ 811,428    $ 720,918
Team Assistance Payments                        22,250,000     22,250,000           --           --          --
Entrant Support Program                         12,240,000     12,240,000           --           --          --

Television Buys                                  4,625,000      4,625,000           --           --          --
Other Long-Term Obligations                     15,195,163      5,844,257     8,048,934     901,972     400,000
                                              ------------- -------------- ------------ ------------ -----------
Total Contractual Cash Obligations            $ 57,046,600    $45,358,420    $8,853,862  $1,713,400   $1,120,918
                                              ============= ============== ============ ============ ===========



     In July 2002, we guaranteed a $1.8 million commercial term loan in connection with our acquisition of Raceworks, LLC. The principal on the loan shall be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. The entire unpaid principal amount of the loan and all accrued and unpaid interest and other amounts payable thereunder shall be due and payable in July 2007. The loan may be prepaid, in whole or in part, without a penalty. The rate of the interest on the outstanding principal amount of the loan will be equal to The Wall Street Journal prime rate (the "prime rate") plus 150 basis points. (As of June 30, 2003, the rate of interest was 5.5 %.)

     At June 30, 2003, the Company was in default of certain financial covenants for which a waiver will be requested. As a result the entire amount of the note has been classified as current.

     On March 7, 2003, we acquired 100% of the equity in Raceworks, LLC. The purchase price was $1.2 million, including $473,000 of cash and a contingent promissory note of $722,000, without interest, and assumption of liabilities of $4.7 million.

     Litigation expense was $1.4 million for the six months ended June 30, 2003. This expense was partially attributable to an arbitration settlement of $1.75 million paid in August 2003, to Engine Developments Ltd., in a breach of contract case over a contract to purchase engines, a settlement of a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., and settlement of contract disputes with ESPN television over the canceled Texas Motor Speedway race. The expenses were partially offset by receipt of $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter.

FUTURE TRENDS IN OPERATING RESULTS

     An important part of our overall strategy is to make our races major events in large urban markets. In markets where there are no established race tracks, we will establish street races. These races may be promoted by us or we may partner with experienced race promoters to stage these events.

In 2003, we will promote six of our events: Cleveland, OH, Portland, OR, Miami, FL, Lexington, OH, Kent, England and Lausitz, Germany and we have entered into agreements with promoters that include revenue sharing arrangements for five events. Through the six-month period ended June 30, 2003, we have completed three of our six self-promoted events in England, Germany, and Portland, Oregon. We recognized race promotion revenue of $5.0 million and race promotion expense of $10.9 million during the six months ended June 30, 2003. The financial success of each of the events we promote or in which we share in revenues, is dependent on the sale of tickets, sponsorship, hospitality, signage and other commercial rights associated with the events. Our increased focus on these activities means that our revenues related to our sanction fee and race promotion income will be subject to a number of factors, including consumer and corporate spending and the overall economic conditions affecting advertising and promotion in the motorsports and entertainment business.

     In 2003, our television contracts require us to purchase airtime on CBS and we will pay for production for our shows on CBS and Speed Channel. We will retain the advertising revenues for all of our races. The estimated cost for purchasing airtime and production for domestic and international programming is $16.1 million for the year. Television revenue for the six months ended June 30, 2003 was $903,000 and television expense for the six months ended June 30, 2003 was $7.4 million.

     In 2003, we began an entry support program and enhanced the participation payments to retain and attract teams for the 2003 season and beyond. This program provides up to $42,500 in cash payments to teams, per race, for each car entered in the 2003 Champ Car series, up to a maximum of twenty (20) cars. These payments are in addition to prize money and other non-monetary benefits that accrue to teams participating in the Champ Car Series.

     We committed to spend $33.0 million in team assistance to ensure that there is adequate participation by race teams in the 2003 season. Through June 30, 2003, we have made entrant support participation and team assistance payments of $24 million. We have entered into contractual agreements with substantially all of the teams who have committed to be full season participants in the 2003 CART Champ Car World Series. We believe that it is necessary to provide this additional funding to ensure that there would be 18 to 20 competitive race cars in the field for the 2003 season. Without this additional funding, it was unlikely that there would have been the necessary number of teams, which would result in defaults under certain of our agreements with promoters and television. This could have resulted in severe financial consequences to us. In exchange for this assistance, the teams provide us with associate sponsor or in some instances primary sponsorship opportunities with their team to offset these costs. We have not sold any of these packages in the six months ended June 30, 2003. In addition, if the teams' efforts to sell sponsorship reach certain levels, they are required to repay a percentage of the assistance they have received from us.

     In October 2002, we purchased 100 race engines from Cosworth Racing, Inc. for a total purchase price of $4.0 million and agreed to pay for track support in the amount of $1.5 million for the 2003 and 2004 season. We in turn have leased these engines to each team on the basis of $100,000 per entrant per race season payable in four installments. Through June 30, 2003, the Company has recorded engine lease revenue of $950,000.

     In light of current events and the overall state of the economy, we believe it will be difficult to maintain the same levels of sponsorship income that we have received in the past or secure additional sponsorship. In addition, we are unable to determine whether these factors will have continuing or increased negative impact on our television package and our ability to sell television advertising for our races. We are also unable to assess what impact a decrease in the disposable income of our fans will have on our promoters and, ultimately, our races.

     As we have previously reported, we are party to several lawsuits. We cannot predict the outcome of the litigation, and at this time, management is unable to estimate the impact that ultimate resolution of these matters may have on our financial position or future results of operations.

RELATED PARTY TRANSACTIONS

     We have historically entered into transactions with related parties, because several of our directors and one of our significant shareholders are team owners. We believe that it is necessary and appropriate to have team owners involved as our directors or significant shareholders because of their unique knowledge of our business. We believe that all the transactions which we have entered into with our directors or significant shareholders, are comparable to the terms that we have in the past or could in the future enter into with unaffiliated third parties with respect to each of these transactions. In order to avoid conflicts of interest, any of our directors who are affiliated with an entity that is entering into a transaction with us have not and will not vote on any matters related to such transactions and may, in certain circumstances, refrain from participating in any discussions related to such transactions.

     The related party transactions under "Purse Distributions, Entry Support Program and Lease Arrangements" are all payments or transactions that are made on the identical basis to all race teams, whether they are affiliated with directors or significant shareholders or not affiliated. The payments payable to related parties under the caption "Team Assistance Program" relate to further assistance that we are providing to race teams to assure their participation in the 2003 race season. The amounts payable to each race team vary, depending upon the team's ability to raise third party sponsorship, the number of cars that the team will race in 2003, their budget and other factors. We believe that these payments are necessary to ensure that there would be 18 to 20 competitive race cars in the field for the 2003 season. We believe that the amounts payable to each of the race teams affiliated with a director is consistent with arrangements that we could enter into with unaffiliated third parties. Both of these programs were developed to ensure the necessary participation in the series. Without this additional funding, it was unlikely that there would have been the necessary number of teams, which would result in defaults under certain of our agreements with promoters and television. This could have resulted in severe financial consequences to us.

     PURSE DISTRIBUTIONS, ENTRY SUPPORT PROGRAM AND LEASE ARRANGEMENTS. We have entered into, and we will continue to enter into, transactions with entities that are affiliated with our directors and/or 5% stockholders who are owners of our race teams. Race teams that participate in the Champ Car World Series receive purse distributions on a per race basis and from the year-end point fund, which amounts have been paid based solely upon their performance in specific races. All of these payments are made to our race teams regardless of the affiliation with our directors or significant stockholders. The following table provides information with respect to expenses incurred through June 30, 2003 by us to race teams that are or were affiliated with our directors and/or significant stockholders:

RACE TEAM/AFFILIATED PERSON                             PURSE DISTRIBUTIONS

Newman/Haas Racing/Carl A. Haas                            $ 611,500
Forsythe Racing, Inc./Gerald R. Forsythe                     729,250
Patrick Racing, Inc./U.E. Patrick                            219,750
Derrick Walker Racing, Inc./Derrick Walker                   271,250


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

     We have entered into a sponsorship agreement with Ford Motor Company, which provides in part, that Ford will lease to each of the teams Ford vehicles for their use in 2003. For ease of administration, Ford has leased these vehicles to us and we have subleased the vehicles to each team on a net basis. There is no net cost or benefit to us related to this arrangement.

     We purchased 100 race engines from Cosworth Racing, Inc. for a total purchase price of $4.0 million and agreed to pay for track support in the amount of $1.5 million for the 2003 and 2004 seasons. We in turn have leased these engines to each team on the basis of $100,000 per entrant per race season.

     The following table lists the amount of engine lease income we have earned and ESP expenses we have incurred to related parties through June 30, 2003.

                                             ENGINE LEASE INCOME   ESP PAYMENTS
RACE TEAM/AFFILIATED PERSON                     FROM TEAMS           TO TEAMS

Newman/Haas Racing/Carl A. Haas                  $ 100,000           $ 680,000
Forsythe Racing, Inc./Gerald R. Forsythe           100,000             680,000
Patrick Racing, Inc./U.E. Patrick                   50,000             340,000
Derrick Walker Racing, Inc./Derrick Walker         100,000             680,000


     TEAM ASSISTANCE PROGRAM. The Team Assistance Program will supply an additional $33.0 million in team assistance spread over the 2003 race season as described above. The following table sets forth the Team Assistance Program expenses incurred to teams affiliated with directors and/or 5% stockholders through June 30, 2003.

RACE TEAM/AFFILIATED PERSON                               TEAM ASSISTANCE

Derrick Walker Racing, Inc./Derrick Walker                   $ 2,962,500
Patrick Racing, Inc./U.E. Patrick                                700,000
Newman/Haas Racing/Carl A. Haas                                1,000,000

PROMOTER AGREEMENTS

     Some of our directors or stockholders either control or are affiliated with others who control racing venues which stage Champ Car and other racing events. We have entered into the following agreements with entities associated with directors or 5% stockholders:

     Carl A. Haas, our director and a race team owner, is a principal owner of Carl Haas Racing Teams, Ltd. which has entered into a Promoter Agreement with respect to the Champ Car World Series race at the Wisconsin State Park Speedway in West Allis, Wisconsin. The agreement granted Carl Haas Racing Teams, Ltd. the option to promote the race in 2003 and 2004. They have elected to exercise the option for 2003, but not for 2004. Pursuant to the Promoter Agreement, entities affiliated with Mr. Haas have paid sanction fees to us of $1.4 million for the 2003 event. Beginning in 2004, the Champ Car World Series race at West Allis, Wisconsin will be promoted by the Wisconsin State Fair Grounds and Mr. Haas will no longer have an affiliation with the promotion of this event.

     Gerald R. Forsythe, a race team owner and our 23.0% stockholder, is a principal owner of the entities which entered into Promoter Agreements with respect to Champ Car World Series races in Monterrey, Mexico and Mexico City, Mexico. These agreements will be amended in 2003 to reduce the amount of the sanctions fees. Pursuant to terms thereof, a Champ Car World Series race will be held at Monterrey through 2005 and Mexico City through 2006. These entities affiliated with Mr. Forsythe have paid or will pay sanction fees to us in the aggregate amount of $5.0 million for 2003, $6.6 million for 2004, $6.7 million for 2005 and $4.0 million for 2006.

OTHER RELATED PARTY TRANSACTIONS

     In addition to the above, we have entered into the following transactions with related parties:

     Mr. Forsythe is also a principal owner of the entity that holds our Mexican television rights. The television rights agreement will be amended in 2003 to extend the term through 2006. In return for the Mexican television rights, we will receive a minimum guarantee of $325,000 in 2003, $350,000 for 2004, $375,000 for 2005 and $400,000 for 2006. In addition, we will receive 70% of the net profits, if any, until we reach $550,000, $600,000, $650,000 and $700,000 for each of the years ending 2003, 2004, 2005 and 2006, respectively.

     Ralph Sanchez, our director, is a principal owner of RAS Development, Inc. which has entered into a five year lease agreement with us for office space in Miami, Florida. Payments for this lease total $52,528, $91,098, $93,456, $96,812, $101,259 and $43,045 for 2003, 2004, 2005, 2006, 2007 and 2008,
respectively.

     We entered into a sponsorship agreement with PacifiCare Health Services, Inc. (PacifiCare), which provides that PacifiCare will be the "Official Health Care Provider" for the Champ Car World Series for 2003. PacifiCare will also be provided with two thirty second advertising slots at no cost (other than production costs) if slots are available on each of the Champ Car race broadcasts during 2003. As consideration for the Sponsorship Agreement, PacifiCare agreed to become a sponsor of Newman/Haas Racing for 2003 and has granted to us the right to negotiate a sponsorship agreement with PacifiCare for 2004. Carl A. Haas, our director, is a principal owner of Newman/Haas Racing.

PAYMENTS TO CART

     In addition to the payments described above, we receive revenue from our race teams, including those affiliated with our directors and/or 5% stockholders, for miscellaneous items based solely on participation in our events. As of June 30, 2003, no race teams affiliated with our directors and/or 5% stockholders made payments to us in an amount greater than $50,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical information contained in this Form 10-Q, certain matters discussed are forward-looking statements. These forward-looking statements involve risks that could cause the actual results and plans for the future to differ from these forward-looking statements. The factors listed below, among others, could cause the forward-looking statements to differ from actual results and plans:

     -    competition in the sports and entertainment industry
     -    participation by race teams
     -    continued industry sponsorship
     -    regulation of tobacco and alcohol advertising and sponsorship
     -    competition by the Indy Racing League
     -    liability for personal injuries
     -    success of television contracts
     -    renewal of sanction agreements
     -    participation by suppliers
     -    success of co-promoted and self-promoted races
     -    current uncertain economic environment and weak advertising market
     -    impact of engine specifications
     - availability of financing and financial resources in the amounts, at the times and on the terms required to support our business

     Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the company's SEC filings made from time to time, including, but not limited to, the Form 10-K for the year ended December 31, 2002, as amended, and subsequent 10-Qs. Copies of those filings are available from the company and the company's website WWW.CHAMPCARWORLDSERIES.COM and at the SEC's website WWW.SEC.GOV. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     FOREIGN CURRENCY EXCHANGE RISK. Because we collect the revenues and fund the expenses of two events in currencies other than the United States dollar, we are exposed to the risk of foreign currency exchange valuation differences. Our policy is to minimize exposure to foreign currency exchange risk. Based on the relatively short periods of exposure, our foreign currency exchange risk is not considered significant.

     INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At June 30, 2003, our investments consisted of U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 276 days. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 4.: CONTROLS AND PROCEDURES

     (a) Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. The claim was settled for $400,000 in May of 2003.

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

          On July 9, 2002 a Demand for Arbitration was filed against the Company with the American Arbitration Association in Indianapolis, Indiana by Engine Developments Ltd. The Demand alleged that the Company breached an agreement to purchase engines and seeks unspecified damages. This claim was settled July 29, 2003 and the Company paid $1.75 million in settlement of any and all claims.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

               31.1 Form 10-Q Certification by Christopher R. Pook, Chief Executive Officer dated as of August 13, 2003.

               31.2 Form 10-Q Certification by Thomas L. Carter, Chief Financial Officer dated as of August 13, 2003.

               32.1 Section 906 Certification by Christopher R. Pook, Chief Executive Officer dated as of August 13, 2003.

               32.2 Section 906 Certification by Thomas L. Carter, Chief Financial Officer dated as of August 13, 2003.

          (b) Reports on Form 8-K.

               99.3 Item 9. Regulation FD Disclosure/Item 12. Results of Operations and Financial Condition dated May 5, 2003, releasing earnings information.

               99.4 Item 9. Regulation FD Disclosure dated June 16, 2003, releasing guidance information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CHAMPIONSHIP AUTO RACING TEAMS, INC.


   Date:     August 13, 2003      By:    /s/  Thomas L. Carter
         ---------------------         --------------------------------------

                                         Thomas L. Carter
                                         Chief Financial Officer