Form 10-Q
period 2003-09-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2003-10-31
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK $0.01 PAR VALUE                  14,718,134 SHARES
    ----------------------------                  -----------------
      (class of common stock)              (outstanding at October 1, 2003)

                         This report contains 41 pages.

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

      ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets as of September 30, 2003 and
                  December 31, 2002                                                               3

                  Consolidated Statements of Operations for the Three and Nine Months
                  Ended September 30, 2003 and 2002                                               4

                  Consolidated Statement of Stockholders' Equity for the Nine Months
                  Ended September 30, 2003                                                        5

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2003 and 2002                                                     6

                  Notes to Consolidated Financial Statements                                      7

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  17

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                                       37
                  ABOUT MARKET RISKS

      ITEM 4.     CONTROLS AND PROCEDURES                                                        37

PART II - OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                                              39

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                39

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            39

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                               40

SIGNATURES                                                                                       41

EXHIBITS

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                           SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                                                           ------------------   -----------------
                                                                                               (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $     2,099         $     6,773
   Short-term investments                                                                           17,551              79,489
   Accounts receivable (net of allowance for doubtful accounts
      of $1,823 and $1,282 at September 30, 2003 and December 31, 2002, respectively)                3,774               4,657
   Prepaid expenses and other current assets                                                         6,116               1,474
   Income tax refundable                                                                               695              10,087
   Deferred income taxes                                                                                --               1,184
   Current portion notes receivable                                                                    132                  --
                                                                                               -----------         -----------
      Total current assets                                                                          30,367             103,664

NOTES RECEIVABLE                                                                                       891                  --
PROPERTY AND EQUIPMENT-Net                                                                          11,847              10,403
GOODWILL                                                                                                --                  --
OTHER ASSETS                                                                                           548                 384
                                                                                               -----------         -----------
TOTAL ASSETS                                                                                   $    43,653         $   114,451
                                                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Long term debt-current portion                                                              $     2,523         $        --
   Accounts payable                                                                                  3,768               1,703
   Accrued liabilities:
      Race expenses and point awards                                                                 3,316                  --
      Royalties                                                                                         90                 173
      Payroll                                                                                          600               2,455
      Taxes                                                                                            454                 743
      Other                                                                                          4,950               4,879
   Deferred revenue                                                                                  3,272               1,423
                                                                                               -----------         -----------
      Total current liabilities                                                                     18,973              11,376

DEFERRED INCOME TAXES                                                                                   --                  57
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued and outstanding at September 30, 2003
      and December 31, 2002                                                                             --                  --
   Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 and 14,718,134 shares issued and outstanding at September 30, 2003
      and December 31, 2002, respectively                                                              147                 147
   Additional paid-in capital                                                                       87,765              87,765
   Accumulated earnings (deficit)                                                                  (63,396)             14,511
   Accumulated other comprehensive income                                                              164                 595
                                                                                               -----------         -----------
         Total stockholders' equity                                                                 24,680             103,018
                                                                                               -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $    43,653         $   114,451
                                                                                               ===========         ===========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)

                                                                THREE MONTHS               NINE MONTHS
                                                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                               2003         2002         2003         2002
                                                               ----         ----         ----         ----
REVENUES:
 Sanction fees                                              $    7,831   $   12,555   $   16,131   $   27,082
 Sponsorship revenue                                             2,623        2,934        6,591        8,039
 Television revenue                                                831        1,967        1,734        4,230
 Race promotion revenue                                          5,607           --       10,628        1,417
 Engine lease revenue                                              475           --        1,425           --
 Other revenue                                                     803        1,081        2,233        2,665
                                                            ----------   ----------   ----------   ----------
      Total revenues                                            18,170       18,537       38,742       43,433

EXPENSES:
 Race distributions                                             21,067        8,427       49,728       15,778
 Race expenses                                                   2,589        4,110        6,530        8,432
 Race promotion expense                                          9,874        5,452       20,784        8,935
 Television expense                                              6,492        4,892       13,910        9,604
 Administrative and indirect expenses                            6,115        8,966       16,334       20,762
 Litigation and settlements expense                              1,281           --        2,660           --
 Merger and strategic charges                                    1,355           --        1,355           --
 Relocation expense                                                 --           --           --        1,305
 Asset impairment                                                3,299           --        3,299           --
 Depreciation and amortization                                     998          357        2,842        1,045
                                                            ----------   ----------   ----------   ----------
      Total expenses                                            53,070       32,204      117,442       65,861

OPERATING LOSS                                                 (34,900)     (13,667)     (78,700)     (22,428)
 Realized gain on sale of investments                              248            2          332            2
 Interest income                                                   248          882        1,121        3,083
                                                            ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                        (34,404)     (12,783)     (77,247)     (19,343)
 Income tax expense (benefit)                                       --       (4,473)         660       (6,769)
                                                            ----------   ----------   ----------   ----------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE          $  (34,404)  $   (8,310)  $  (77,907)  $  (12,574)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)         $       --   $       --   $       --   $     (956)
                                                            ----------   ----------   ----------   ----------
NET LOSS                                                    $  (34,404)  $   (8,310)  $  (77,907)  $  (13,530)
                                                            ==========   ==========   ==========   ==========
LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE:

             BASIC                                          $    (2.34)  $    (0.56)  $    (5.29)  $    (0.85)
                                                            ==========   ==========   ==========   ==========
             DILUTED                                        $    (2.34)  $    (0.56)  $    (5.29)  $    (0.85)
                                                            ==========   ==========   ==========   ==========
NET LOSS PER SHARE:

             BASIC                                          $    (2.34)  $    (0.56)  $    (5.29)  $    (0.92)
                                                            ==========   ==========   ==========   ==========
             DILUTED                                        $    (2.34)  $    (0.56)  $    (5.29)  $    (0.92)
                                                            ==========   ==========   ==========   ==========
WEIGHTED AVERAGE SHARES OUTWSTANDING:

             BASIC                                              14,718       14,718       14,718       14,718
                                                            ==========   ==========   ==========   ==========
             DILUTED                                            14,718       14,718       14,718       14,718
                                                            ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              COMMON STOCK    ADDITIONAL
                                             ---------------   PAID-IN       ACCUMULATED
                                             SHARES   AMOUNT   CAPITAL    EARNINGS (DEFICIT)
                                             ------   ------   -------    ------------------
BALANCES, JANUARY 1,  2003                   14,718    $147    $87,765        $ 14,511
   Net loss                                      --      --         --         (77,907)
   Unrealized loss on investments                --      --         --              --
   Increase in valuation allowance,
      deferred taxes                             --      --         --              --
   Reclassification adjustment, available-
      for-sale securities                        --      --         --              --
   Comprehensive loss                            --      --         --              --
                                             ------    ----    -------        --------
BALANCES, SEPTEMBER 30, 2003                 14,718    $147    $87,765        $(63,396)
                                             ======    ====    =======        ========

                                                ACCUMULATED OTHER
                                                  COMPREHENSIVE      STOCKHOLDERS'    COMPREHENSIVE
                                                  INCOME (LOSS)         EQUITY            LOSS
                                                  -------------        --------         ---------
BALANCES, JANUARY 1,  2003                             $595            $103,018
   Net loss                                              --             (77,907)        $ (77,907)
   Unrealized loss on investments                      (272)               (272)             (272)
   Increase in valuation allowance,
      deferred taxes                                     57                  57                57
   Reclassification adjustment, available-
      for-sale securities                              (216)               (216)             (216)
                                                         --                  --         ---------
   Comprehensive loss                                  ----            --------         $ (78,338)
                                                       $164            $ 24,680         =========
BALANCES, SEPTEMBER 30, 2003                           ====            ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          2003               2002
                                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $(77,907)          $(13,530)
     Adjustments to reconcile net loss to
           net cash provided by (used in) operating activities:
     Cumulative effect of accounting change (net of tax)                                      --                956
     Asset impairment                                                                      3,299                 --
     Depreciation and amortization                                                         3,123              1,045
     Net loss from sale of property and equipment                                            636                 17
     Deferred income taxes                                                                 1,127             (7,743)
     Changes in assets and liabilities that provided (used) cash (net of effects from purchase of Raceworks, LLC):
           Accounts receivable                                                             1,210             (3,997)
           Notes receivable                                                                 (400)                --
           Inventory                                                                          --                (25)
           Prepaid expenses and other assets                                              (4,675)             1,303
           Income tax refundable                                                           9,392                 --
           Accounts payable                                                                  339              2,025
           Accrued liabilities                                                             1,160              2,890
           Deferred revenue                                                                1,670              6,630
                                                                                        --------           --------
                   Net cash used in operating activities                                 (61,026)           (10,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of Raceworks, LLC, net of cash acquired                          (462)                --
     Purchase of investments                                                              (7,254)          (120,252)
     Proceeds from sale of investments                                                    68,761            120,036
     Notes receivable                                                                       (623)                --
     Acquisition of property and equipment                                                (3,178)            (1,971)
     Proceeds from sale of property and equipment                                             81                 25
                                                                                        --------           --------
                Net cash provided by (used in) investing activities                       57,325             (2,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt                                                            (973)                --
                                                                                        --------           --------
                Net cash used in financing activities                                       (973)                --
                                                                                        --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (4,674)           (12,591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           6,773             27,765
                                                                                        --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  2,099           $ 15,174
                                                                                        ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                                  $    278           $      1
                                                                                        ========           ========
          Interest                                                                      $     --           $     --
                                                                                        ========           ========
     Cash received during the period from income tax refund                             $  9,392           $     --
                                                                                        ========           ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES--During 2003, the Company received property, equipment, and/or services of approximately $616 in exchange for sponsorship privileges to the providers. Also, during 2003, the Company issued a promissory note of $722 in connection with the purchase of Raceworks, LLC.

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

         In light of the significant near term financial challenges facing the Company, we retained the investment banking firm of Bear Stearns & Co. Inc. to assist us in exploring financing and other strategic alternatives that may be available to us. On August 18, 2003, the Company announced it had received a proposal from Open Wheel Racing Series, LLC ("Open Wheel") and was engaged in negotiations regarding a possible transaction with Open Wheel. Subsequently, on September 10, 2003, the Company and Open Wheel announced that they had signed a definitive merger agreement providing for Open Wheel to acquire the Company for cash equivalent to $0.56 per share, based on the number of shares of Company common stock then outstanding (which we will not take any action to increase while the proposed transaction is pending). The merger is subject to adoption by the Company's stockholders. If the merger is adopted by our stockholders, we currently expect to complete the proposed transaction with Open Wheel late in the fourth quarter of 2003, as quickly as possible after the special meeting of the Company's stockholders and after all of the conditions to the merger are satisfied or waived. We intend to manage our cash on hand such that we will continue our operations until such time as we hold a special meeting of the stockholders to consider adoption of the merger agreement. We anticipate that we will defer certain of our accounts payable longer than we have in the past. Unanticipated events, delays in collecting our accounts receivable, or other factors could result in an inability to fund all of our obligations with cash reserves.

         If the proposed merger with Open Wheel is not completed for any reason, and if no strategic transaction that is an alternative to the merger is available to us at that time, it is expected that we will be required immediately to cease our operations, wind up our affairs and seek to liquidate our remaining assets because our cash resources and other sources of liquidity would be substantially depleted by that time. In that event, we expect that CART, Inc. and our other subsidiaries would discontinue racing and other operations and commence liquidation. Although the definitive merger agreement permits our board of directors to consider proposals for a competing transaction and accept a superior proposal, no such competing proposal is currently being considered by us as an alternative to the proposed transaction with Open Wheel and no superior proposal is available.

         The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

         Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended September 30, 2003 and 2002 are not indicative of the results to be expected for the year.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. ("CART"), Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. As of March 7, 2003, the consolidated financial statements also include the financial statements of Raceworks, LLC, a wholly owned subsidiary (See Note 8). All significant intercompany balances have been eliminated in consolidation.

         BASIC AND DILUTED LOSS PER SHARE. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans when dilutive. Due to losses from operations, approximately 0 and 2,127 shares for the three month periods ended September 30, 2003 and 2002, respectively, and 0 and 9,765 shares for the nine month periods ended September 30, 2003 and 2002, respectively, were excluded from the dilutive loss per share calculation due to their anti-dilutive effect.

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

         However, as required by SFAS No. 123, companies who have chosen to follow APB No. 25 are required to calculate pro forma information as if it had calculated compensation based on the fair value at the grant date for its stock options granted to employees and directors. In the third quarters of 2003 and 2002, there was no compensation expense under APB No. 25.

                                                                                 (In Thousands)
                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                                2003          2002         2003          2002
                                                             ----------    ---------    ---------     ---------
NET LOSS

As reported                                                  $  (34,404)   $  (8,310)   $  (77,907)   $  (13,530)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                  (503)        (375)       (1,644)         (953)
                                                             ----------    ---------    ----------    ----------
Pro forma                                                    $  (34,907)   $  (8,685)   $  (79,551)   $  (14,483)
                                                             ==========    =========    ==========    ==========
DILUTED LOSS PER SHARE

As reported                                                  $    (2.34)   $   (0.56)   $    (5.29)   $    (0.92)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                 (0.03)       (0.03)        (0.11)        (0.06)
                                                             ----------    ---------    ----------    ----------
Pro forma                                                    $    (2.37)   $   (0.59)   $    (5.40)   $    (0.98)
                                                             ==========    =========    ==========    ==========

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

         The Company adopted SFAS No. 142, effective January 1, 2002, which resulted in a non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill. The goodwill was recorded under the purchase method of accounting for the purchases of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. Prior to the adoption of SFAS No. 142, the Company had accounted for its goodwill and intangible assets in accordance with the accounting standards existing at the time.

         Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments identified in Note 6 - Segment Reporting. Raceworks, LLC, a wholly-owned subsidiary included in the race promotions segment, is also a reporting unit. The Company recorded goodwill in conjunction with the purchase described in Note 8 - Acquisition of Raceworks, LLC. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology.

         Operating results and cash flows of Raceworks, LLC were significantly lower than expected during the quarter ended September 30, 2003 as a result of the event promoted by Raceworks, LLC in September in Miami. Based on those results and other qualitative information, the future earnings forecasts were revised. As a result of management's analysis, the Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks, LLC. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

3. SHORT-TERM INVESTMENTS

         The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                          GROSS UNREALIZED
                                                          ----------------
(IN THOUSANDS)                  COST      FAIR VALUE      GAIN       LOSS
                               -------    ----------     -------     -----
SEPTEMBER 30, 2003
U.S. agencies securities       $17,387      $17,551      $   164     $  --
                               -------      -------      -------     -----
Total short-term investments   $17,387      $17,551      $   164     $  --
                               =======      =======      =======     =====

DECEMBER 31, 2002
Letters of credit              $    30      $    30      $    --     $  --
Corporate bonds                  2,538        2,556           18        --
U.S. agencies securities        76,003       76,903          900         2
                               -------      -------      -------     -----
Total short-term investments   $78,571      $79,489      $   918     $   2
                               =======      =======      =======     =====

         Net proceeds from sales of investments for the nine months ended September 30, 2003 and 2002 were approximately $68.8 million and $0, respectively.

         Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at September 30, 2003 and December 31, 2002:

                                             (IN THOUSANDS)
                                        SEPTEMBER 30,   DECEMBER 31,                USEFUL LIFE
                                             2003           2002                     (IN YEARS)
                                         ------------   ------------   ----------------------------------
Engines                                  $  4,300       $  4,000        2
Equipment                                  11,107          7,242        5-20
Furniture and fixtures                        623            425        10
Vehicles                                    4,158          4,065        5-7
Other                                         270            268        5 (except leasehold improvements)
                                         --------       --------
Total                                      20,458         16,000

Less accumulated depreciation              (8,611)        (5,597)
                                         --------       --------
Property and equipment (net)             $ 11,847       $ 10,403
                                         ========       ========

         The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

         Operating results and cash flows of Raceworks, LLC were significantly lower than expected during the quarter ended September 30, 2003. Based on those results and other qualitative information, the future earnings forecasts were revised. As a result of management's analysis, the Company recognized a non-cash asset impairment charge of $2,038,000 to reduce the carrying value of the property and equipment of Raceworks, LLC. In the absence of quoted market prices, the fair values of the property and equipment were determined using estimates of amounts at which the assets could be sold to third parties in current transactions, less any sale costs.

5. NOTES RECEIVABLE

         In May 2003, the Company entered into an agreement with a third party where we paid for the costs of capital improvements retained by the third party necessary to stage an event where we are the promoter. We accepted an unsecured note of $750,000 for said improvements, to be received, without interest over five years. Payment in the amount of $75,000 will be due in each of the first four years with a final payment of $450,000 due in the fifth year. These payments are payable each November 1st, beginning in 2003. The Company imputed interest on the note at a rate of 6% and recorded a discount on the note receivable which reduced the note by $146,000.

         In June 2003, the Company entered into an amendment to a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is collateralized by all products and proceeds of all other events staged by the promoter at the promoter's facility.

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

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
($ in thousands)                             SANCTIONING  RACE PROMOTIONS     OTHER*          TOTAL
                                             -----------  ---------------    --------       --------
2003
Revenues                                      $ 12,502    $  5,607          $     61       $ 18,170
Interest income (net)                              246          --                 2            248
Depreciation and amortization                      991          --                 7            998
Segment income (loss) before income taxes      (26,845)    ( 7,566)                7        (34,404)

2002
Revenues                                      $ 18,495    $     --          $     42       $ 18,537
Interest income (net)                              879          --                 3            882
Depreciation and amortization                      339          --                18            357
Segment loss before income taxes                (8,203)     (5,452)              (12)       (13,667)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
($ in thousands)                               SANCTIONING   RACE PROMOTIONS     OTHER*      TOTAL
                                               -----------   ---------------    --------    --------
2003
Revenues                                        $ 27,847        $ 10,628        $    267    $ 38,742
Interest income (net)                              1,113              --               8       1,121
Depreciation and amortization                      2,798              --              44       2,842
Segment income (loss) before income taxes        (63,905)        (13,455)            113     (77,247)

2002
Revenues                                        $ 41,894        $  1,417        $    122    $ 43,433
Interest income (net)                              3,073              --              10       3,083
Depreciation and amortization                        989              --              56       1,045
Segment loss before income taxes and
   cumulative effect of accounting change        (11,789)         (7,518)            (36)    (19,343)

*Amounts are below the quantitative thresholds for presentation as a reportable segment. These amounts are related to the Company's licensing royalties.

Reconciliations to consolidated financial statement totals are as follows:

                                               SEPTEMBER 30,         DECEMBER 31,
($ in thousands)                                   2003                  2002
----------------                               -------------         ------------
Total assets for sanctioning segment              $38,035              $114,194
Total assets for race promotion segment             4,915                    --
Other assets                                          703                   257
                                                  -------              --------

Total consolidated assets                         $43,653              $114,451
                                                  =======              ========

         As a result of the Company's adoption of SFAS No. 142, the sanctioning segment recorded a non-cash charge of $632,000, or $411,000 net of tax benefit of $221,000, and the Other segment recorded a non-cash charge of $838,000, or $545,000 net of tax benefit of $293,000, as a cumulative effect of accounting change for the write-off of goodwill effective in the first quarter of 2002.

         Operating results and cash flows of the race promotions segment were significantly lower than expected during the quarter ended September 30, 2003. Based on those results and other qualitative information, the future earnings forecasts were revised. The Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets of the race promotions segment. The fair value of the reporting unit was estimated using the present value of expected future cash flows. The Company also recognized a non-cash asset impairment charge of $2,038,000 to reduce the carrying value of the property and equipment of the race promotions segment. In the absence of quoted market prices, the fair values of the property and equipment were determined using estimates of amounts at which the assets could be sold to third parties in current transactions, less any sale costs.

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

         On October 30, 2000, a complaint for damages was filed against the Company in the Superior Court of the State of California, County of San Bernardino. This lawsuit was filed by the estate of Greg Moore, a race car driver who died on October 31, 1999 while driving his race car at the California Speedway during the CART race event. The suit sought actual and punitive damages from the Company in an unspecified amount for breach of duty, wanton and reckless misconduct, breach of implied contract, battery, wrongful death and negligent infliction of emotional distress. On a motion for Summary Judgment, the complaint was dismissed on all counts on October 16, 2002. An appeal of the dismissal was filed on November 25, 2002.

         On November 8, 2001, two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., filed suit against the Company in the Circuit Court for the County of Wayne, State of Michigan, each alleging damages in excess of $1.0 million for breach of contract, promissory estoppel, misrepresentation, and tortious interference with contract and business expectancy. The claim was settled for $400,000 in May 2003.

         On January 29, 2002, a demand for arbitration was filed against the Company with the American Arbitration Association by Action Performance Companies, Inc. The arbitration demand was filed in regard to a retail licensing agreement entered into on November 16, 1998 and subsequent amendments to the original agreement. The claim sought damages of $3.2 million for breach of contract, breach of implied good faith and fair dealing and fraud and punitive damages of $3.2 million. The Company filed a counterclaim against Action Performance Companies, Inc. The arbitration panel determined that Action Performance Companies, Inc. failed to prove its claim for breach of implied good faith and fair dealing or fraud, but did find that the Company had breached the contract and awarded Action Performance Companies, Inc. the amount of $931,588 in August 2003 for its net unrecoverable expenses and interest. The Company paid the award in September 2003.

         On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a former director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleged that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit sought damages of an unspecified amount. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles. The suit sought compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing and declaratory relief. An amended complaint adding a count for tortious breach of contract in violation of public policy was filed on April 9, 2002. These claims were settled in August 2003 and the Company paid $1.7 million in settlement of any and all claims.

         On July 9, 2002, a Demand for Arbitration was filed against the Company with the American Arbitration Association in Indianapolis, Indiana by Engine Developments Ltd. The Demand alleged that the Company breached an agreement to purchase engines and sought unspecified damages. This claim was settled July 29, 2003 and the Company paid $1.75 million in settlement of any and all claims.

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

8. ACQUISITION OF RACEWORKS, LLC

         On March 7, 2003, the Company acquired one hundred percent (100%) of the membership interests in Raceworks, LLC ("Raceworks"). The results of Raceworks' operations have been included in the consolidated financial statements since that date. Raceworks is a motorsports promotion company and holds a revocable license agreement to annually conduct a street race in downtown Miami through 2017, with an option to extend for an additional ten (10) years. The aggregate purchase price was $1.2 million including $473,000 of cash and a promissory note of $722,000. Commencing on the payment due dates, any unpaid principal bears at ten percent (10%) per annum. During the quarter ended September 30,

2003, the Company was in default of certain payment provisions of the promissory note and the promissory note became due and payable and has been classified as current.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the acquisition.

Current assets                               $   449,000
Property and equipment                         4,120,000
Other assets                                      36,000
Intangible assets including goodwill           1,262,000
                                             -----------
         Total assets acquired                 5,867,000
                                             -----------
Current liabilities                           (1,916,000)
Long-term debt                                (2,778,000)
                                             -----------
         Total liabilities assumed            (4,694,000)
                                             -----------
Net assets acquired                          $ 1,173,000
                                             ===========

         The acquisition has been accounted for using the purchase method of accounting. Under purchase accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Raceworks based upon their respective fair values as of the date of the acquisition. An allocation of the purchase price has been made to major categories of assets and liabilities based on available information.

         Operating results and cash flows of Raceworks, LLC were significantly lower than expected during the quarter ended September 30, 2003, which we considered to be an indication of impairment. Based on those results and other qualitative information, the future earnings forecasts were revised and the fair value determined. The Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks, LLC. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

         The Company reviewed the carrying value of the long-lived assets of Raceworks at September 30, 2003, using estimated cash flows. The carrying values of the long-lived assets were considered impaired. In the absence of quoted market prices, the fair values of the long-lived assets were determined using estimates of amounts at which the assets could be sold to third parties in current transactions, less any sale costs. The Company recognized a non-cash asset impairment charge of $2,038,000 for the period ended September 30, 2003 to reduce the carrying value of the property and equipment of Raceworks, LLC.

         The following unaudited pro forma financial data illustrates the estimated effects as if the acquisition had been completed as of the beginning of the periods.

                                                            (In Thousands, Except Per Share Amounts)
                                                                        Nine Months Ended
                                                            September 30, 2003     September 30, 2002
                                                            ------------------     ------------------
Revenues                                                        $  38,749              $  43,433
Loss before income taxes and cumulative effect
   of accounting change                                         $ (77,490)             $ (19,667)
Net loss                                                        $ (78,150)             $ (13,854)

Basic and diluted loss per share:
   Loss before income taxes and cumulative effect
      of accounting change                                      $   (5.26)             $   (1.34)
   Net loss                                                     $   (5.31)             $   (0.94)

         The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

9. LONG TERM DEBT

         In July 2002, the Company guaranteed a $1.8 million commercial term loan in connection with the operations of Raceworks, LLC. The Company subsequently acquired this loan in conjunction with the acquisition of Raceworks, LLC and has recorded the loan in its long-term debt as of September 30, 2003. The principal on the loan shall be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. The entire unpaid principal amount of the loan and all accrued and unpaid interest and other amounts payable thereunder shall be due and payable in July 2007. The loan may be prepaid, in whole or in part, without a penalty. The rate of interest on the outstanding principal amount of the loan will be equal to The Wall Street Journal prime rate (the "prime rate") plus 150 basis points. (As of September 30, 2003, the rate of interest was 5.5 %.)

         At June 30, 2003 and September 30, 2003, the Company was in default of certain financial covenants for which a waiver will be requested. These financial covenants require that total stockholders' equity of the Company not be below $75 million. As a result, the entire amount of the note has been classified as current.

         On March 7, 2003, the Company issued a promissory note of $722,000 in conjunction with the acquisition of Raceworks, LLC. Commencing on the payment due dates, any unpaid principal bears interest at ten percent (10%) per annum. The Company is in default of certain payment provisions of the note. As a result, the entire amount of the note has been classified as current at September 30, 2003.

10. DEFERRED TAXES

         SFAS No. 109 requires that net deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has tax assets from U.S. net operating loss carryforwards, foreign tax credit carryforwards and future tax deductions of $28.1 million, $278,000 and $1.2 million, respectively. The carryforward items expire over the next 5 to 20 years. Failure to achieve taxable income within the carryforward period would affect the ultimate realization of the net deferred tax assets. Management believes there is sufficient uncertainty regarding the future generation of taxable income. Because it is more likely than not that deferred tax assets will not be realized, the tax benefit for current year losses and net deferred tax assets recorded at December 31, 2002 has been reduced by a $29.6 million valuation allowance at September 30, 2003. As a result, income tax expense was $660,000 for the nine month period ended September 30, 2003.

11. SUBSEQUENT EVENT

     On October 29, 2003, the Champ Car World Series race event in Fontana, California scheduled for November 2, 2003, was canceled by the promoter due to catastrophic forest fires in the surrounding region. The financial effect on the operations of the Company cannot be determined at this time.

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

         Significant accounting estimates include the allowance for doubtful accounts for trade accounts receivable, impairment of fixed assets and deferred race expenses, the recoverability of intangible assets and goodwill, income taxes and related valuation allowances, certain accrued liabilities and fair values allocated to assets acquired and liabilities assumed in business combinations.

         We believe that the estimates, assumptions and judgments involved in the accounting policies described below have a material impact on our financial statements. These areas are subject to the risks and uncertainties we describe in this report. Actual results, therefore, could differ from those estimated.

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

         ENGINE LEASE REVENUE. In 2002, we purchased the engines that will be used for the 2003 and 2004 Champ Car World Series race seasons. Each team is required to use these engines in order to compete in the series. We will lease the engines to the teams for $100,000 per car per year. The revenue is realized ratably over the life of the agreement.

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

Expense recognition

         RACE PROMOTION EXPENSES. General and administrative expenses related to races we promote are recognized when incurred. Expenses directly related to the event are recognized when the event occurs. Prepaid expenses are charged to operating results when the event occurs or when the assets are determined to not be recoverable.

Goodwill and Intangible Asset Impairment

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

         During the quarter ended March 31, 2003, the Company recorded intangible assets, including goodwill, of $562,000 relative to the purchase of Raceworks, LLC. During the quarter ended September 30, 2003, the Company recorded an additional $723,000 of intangible assets relative to the purchase. Operating results and cash flows of Raceworks, LLC were significantly lower than expected during the quarter ended September 30, 2003. Based on those results and other qualitative information, the future earnings forecasts were revised. As a result of management's analysis, the Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks, LLC. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

Impairment of Long-Lived Assets

         The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

         Operating results and cash flows of Raceworks, LLC were significantly lower than expected during the quarter ended September 30, 2003. Based on those results and other qualitative information, the future earnings forecasts were revised. As a result of management's analysis, the Company recognized a non-cash asset impairment charge of $2,038,000 to reduce the carrying value of the property and equipment of Raceworks, LLC. In the absence of quoted market prices, the fair values of the property and equipment were determined using estimates of amounts at which the assets could be sold to third parties in current transactions, less any sale costs.

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

         We have developed an Entrant Support Program for the 2003 Champ Car World Series. The new program is part of an enhanced incentive program we developed with our teams, whereby we provide financial support to new and existing teams to run in the Champ Car World Series and, in exchange, each team will provide logo space on its cars for Champ Car-designated sponsors to advertise. Sponsorship fees, if any, paid by these corporate sponsors will be retained by us to offset the financial support we are providing to the teams. The program will also combine Champ Car World Series event and team sponsorship opportunities, along with advertising on television and in print media. None of these sponsorship packages were sold during the first nine months of 2003.

         TELEVISION REVENUE. In 2003, we have contracts for our domestic television rights with CBS and Speed Channel. We have broadcast seven races on CBS and will broadcast eleven on Speed Channel of which eight have aired as of September 30, 2003. One of our races was broadcast on HD Net TV where HD Net TV provided the air time and we shared the cost of production. We bought the air-time and paid for production for the CBS races. Speed Channel will provide the air-time for the races aired on its network, including Champ Car practice and qualifying and a half-hour pre-race show. We will pay for production for the races to be broadcast on the Speed Channel network. We receive the advertising inventory for all shows aired on all networks and we are responsible for selling the advertising.

         In 2003, we have international television rights with:

         -    Gold Coast Motor Events Co. (Australia)

         -    Molstar (Canada)

         -    Promotion Entertainment of Mexico, LLC (Mexico)

         -    Octagon CSI (all others)

         A rights fee will be paid to us by each international broadcast partner for rights to air the Champ Car race either live, time-delayed or as a highlight package, in the country where they hold our rights. See "Other Related Party Transactions" for a description of our arrangements with Promotion Entertainment of Mexico, LLC, an entity principally owned by Mr. Gerald R. Forsythe, a 23% stockholder of the Company until September 26, 2003, when he contributed all of his shares of our common stock to Open Wheel, and currently the beneficial owner of a substantial membership interest in Open Wheel.

         RACE PROMOTION REVENUE. In 2003, we promoted six of our races, all of which occurred during the first nine months of 2003. Race promotion revenue includes all the commercial rights associated with promoting a Champ Car event, such as admissions, event sponsorship and hospitality sales. In most cases we partnered with experienced race promoters to promote these events and we were responsible for selling all of the commercial rights of the event.

         ENGINE LEASE REVENUE. In 2002, we purchased the engines that will be used for the 2003 and 2004 Champ Car World Series race seasons. Each team is required to use these engines in order to compete in the series. We will lease the engines to the teams for $100,000 per car per year.

         OTHER REVENUE. Other revenue includes membership and entry fees, contingency awards money, royalties, commissions and other miscellaneous revenue items. Membership and entry fees are payable by Toyota Atlantic Championship competitors. In addition, we charge fees to competitors for credentials for all team participants and driver license fees for all drivers competing in the series. We receive royalty revenue for the use of the CART service marks and trademarks on licensed merchandise that is sold both at tracks and at off-track sites. We receive commission income from the sale of chassis and parts to our support series teams.

EXPENSES

         Our expenses are incurred primarily in, (i) distributions to our race teams: prize money, participation payments and team assistance, (ii) race operations: expenses directly related to sanctioning the events, (iii) race promotion: expenses related to races we promote, (iv) television: expenses directly related to buying air time and production of our domestic and international television programming and (v) administrative and indirect: expenses related to administration, marketing, sales and public relations. Set forth below is an explanation of the individual expense line items:

         RACE DISTRIBUTIONS. We pay the racing teams for their on-track performance. Race distributions include the following for each event:

         -    event purse which is paid based on finishing position

         -    contingency award payments

         - year-end point fund, which is paid based on year end finishing position

         -    participation payments

         -    entrant support payments

         -    team assistance

         We pay awards to the teams, based on their cumulative performance for the season, out of the year-end point fund. Participation payments are being made in 2003 to each of our entries (to a maximum of 20 cars) on a per car, per race basis. In addition, entrant support payments are being made to participating teams as part of a financial incentive plan to attract and retain teams to compete in our series. The payments are made to teams in exchange for logo advertising space on their cars. We have the opportunity to sell and retain the revenue from the advertising. In 2003, we are providing assistance to certain teams to ensure that there are a sufficient number of race cars competing in our series. We will spend up to $33.0 million in team assistance, spread out over the race season, to make sure there are a sufficient number of viable competitors for the 2003 season. Through September 30, 2003, we have expensed $23.9 million in team assistance. In exchange for the team assistance, we receive certain sponsorship rights from the team.

         RACE EXPENSES. We are responsible for officiating and administering all of our events. Costs primarily include officiating fees, travel, per diem and lodging expenses for the following officiating groups:

         -    medical services

         -    race administration

         -    race officiating and rules compliance

         -    registration

         -    safety

         -    technical inspection

         -    timing and scoring

         RACE PROMOTION EXPENSES. In 2003, we promoted six of our own events, all of which occurred during the first nine months of 2003. Race promotion expenses relate to all costs associated with staging a Champ Car event, including track rental, personnel costs and promotion of the event.

         TELEVISION EXPENSES. In 2003, we bought the air time for our seven CBS races and a one hour preseason preview show at a cost of $3.5 million. Speed Channel is providing the air time for the races aired on its network, including Champ Car practice and qualifying and a half-hour pre-race show. We pay for production costs associated with the races to be broadcast on the Speed Channel network. One of our races was broadcast on HD Net TV which provided the air time and we shared the production costs. We also incur expenses for our international production for all of our races.

         ADMINISTRATIVE AND INDIRECT EXPENSES. Administrative and indirect expenses include all operating costs not directly incurred for a specific event, including:

         -    administration

         -    marketing and advertising

         -    sponsorship sales and service

         -    public relations

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         REVENUES. Total revenues for the quarter ended September 30, 2003 were $18.2 million, compared to $18.5 million during the same period in the prior year. The decrease was due to a decrease in sanction fees, sponsorship revenue, television revenue and other revenue partially offset by an increase in race promotion and engine lease revenue as described below.

         Sanction fees for the quarter ended September 30, 2003 were $7.8 million, a decrease of $4.7 million, or 38%, from the same period in the prior year. The decrease was partially attributable to running five races that paid sanction fees in the third quarter of 2003 compared to seven races that paid sanction fees in the same period in the prior year. The decrease was also due to negotiated reductions in sanction fees with certain promoters. We ran three self-promoted races in the third quarter of 2003, compared to zero in the prior year. Revenues from self-promoted races are reflected in race promotion revenue.

         Sponsorship revenue for the quarter ended September 30, 2003 was $2.6 million, a decrease of $311,000, or 11%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from our former title sponsor. The decrease was partially offset by new sponsorship from our two presenting sponsors Bridgestone/Firestone North American Tire, LLC and Ford Motor Company.

         Television revenue for the quarter ended September 30, 2003 was $831,000, a decrease of $1.1 million, or 58%, from the same period in the prior year. The decrease was primarily attributable to a reduction in rights sales for our international television rights, and a decrease in advertising revenue from our races broadcast on CBS, partially offset by advertising revenue from our Speed Channel shows. In 2003, we pay for the production for all of our shows and we receive the television advertising inventory. In 2002, Speed Channel paid for the production of the shows aired on its network and received the advertising inventory.

         Race promotion revenue for the quarter ended September 30, 2003 was $5.6 million, with no corresponding revenue in the same period in the prior year. The increase was attributable to promoting three races in Cleveland, Ohio, Lexington, Ohio and Miami, Florida in the quarter ended September 30, 2003.

         Engine lease revenue for the quarter ended September 30, 2003 was $475,000, with no corresponding revenue in the prior period. We purchased the engines that will be used in our series for the 2003 and 2004 seasons. The engines are leased to the teams for $100,000 per car per year payable in four installments.

         Other revenue for the quarter ended September 30, 2003 was $803,000, which was a decrease of $278,000, from the same period in the prior year. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The decrease was primarily due to a decrease in entry fees in CART due to a waiver of those fees for 2003, fewer participants in the Toyota Atlantic series and a decrease in merchandise sales from licensed merchandise.

         EXPENSES. Total expenses for the quarter ended September 30, 2003 were $53.1 million, an increase of $20.9 million, or 65%, from the same period in the prior year. This increase was due to an increase in race distributions, race promotion expense, television expense, litigation expense, merger and strategic charges, asset impairment and depreciation expense partially offset by a decrease in race expenses and administrative and indirect expenses, as described below.

         Race distributions for the quarter ended September 30, 2003 were $21.1 million, an increase of $12.6 million from the same period in the prior year. Race distributions are made up of purse payments, year-end points fund, participation payments, entrant support payments and team assistance. The increase was partially due to an increase in participation payments that we make to all of our teams, from $10,000 per car per race in 2002 to $20,000 per car per race in 2003. In addition, for the 2003 Champ Car World Series we began an entrant support program where we make payments of $22,500 per car per race to each participating team. The total increase in participation and entrant support payments are $5.0 million compared to the same period in the prior year. In the quarter ended September 30, 2003, we have also provided, in aggregate, team assistance payments of $8.0 million to substantially all of our teams to ensure their participation in our series for the 2003 season compared with $774,000 in the same period in the prior year.

         Race expenses for the quarter ended September 30, 2003 were $2.6 million, a decrease of $1.5 million, or 37%, from the same period in the prior year. The decrease was primarily attributable to a reduction in staff and officials and their related travel expenses in the areas of logistics, safety, competition and timing and scoring.

         Race promotion expenses for the quarter ended September 30, 2003, were $9.9 million, an increase of $4.4 million, or 81% from the same period in the prior year. The increase in expenses is due to promoting three races in the quarter ended September 30, 2003, compared to one race in the same period in the prior year. The expenses relate to administrative expenses and direct expenses for the races we promoted in the quarter ended September 30, 2003 in Cleveland, Ohio, Lexington, Ohio and Miami, Florida. Race promotion expenses relate to all costs associated with staging a Champ Car event. Administrative expenses are recognized when incurred; expenses directly related to the event are recorded as deferred or prepaid expenses and are recognized in the period the race takes place, unless it can be determined that prepaid expenses will not be recovered from revenues from the event. Prepaid expenses are then recognized in the statements of operations, to the extent they are determined unrecoverable, in the period when it is determined they are unrecoverable. Race promotion expenses for the three months ended September 30, 2002, were $5.5 million. We entered into an agreement with Raceworks, LLC to act as the co-promoter of the Miami event in 2002. We funded substantially all of the costs associated with the race in Miami and incurred $5.5 million of race promotion expenses. The race which took place on October 6, 2002 was included in our results for the period ended September 30, 2002. We included expenses that were determined to be unrecoverable as they were in excess of revenues from the race.

         Television expense for the quarter ended September 30, 2003 was $6.5 million, an increase of $1.6 million, or 33%, from the same period in the prior year. The increase was partially due to a change in our television agreement with Speed Channel from the previous year. In 2002, Speed Channel paid for the production and received the advertising inventory for shows broadcast on its network. In 2003, we pay for the production and we receive the advertising inventory. There were four Speed Channel races in the quarter ended September 30, 2003. One of our races appeared on HD Net TV where production costs were shared. We also incur incremental expenses to provide an international feed for all of our races.

         Administrative and indirect expenses for the quarter ended September 30, 2003 were $6.1 million, a decrease of $2.9 million, or 32%, from the same period in the prior year. This decrease was primarily attributable to a decrease in marketing, advertising and sponsor fulfillment costs partially offset by an increase in insurance expense, legal fees, sales staff and related sales costs.

         Litigation and settlements expense was $1.3 million for the quarter ended September 30, 2003, with no corresponding expense in the same prior year period. The expense was attributable to an arbitration award to Action Performance Companies, Inc. in a breach of contract case in regard to a licensed merchandise contract and settlement of an early termination of a sanction agreement with International Motorsports Association, Inc. ("IMSA") in regard to a race in Miami, Florida.

         Merger and strategic charges were $1.4 million for the quarter ended September 30, 2003, with no corresponding expense in the same prior year period. The expense is attributable to financial and legal consulting expenses related to the proposed merger with Open Wheel.

         Asset impairment charges were $3.3 million for the quarter ended September 30, 2003, with no corresponding expense in the same prior year period. The expense relates to non-cash asset impairment associated with the reduction of carrying value of property and equipment in the amount of $2.0 million and the write-off of intangible assets, including goodwill in the amount of $1.3 million, with respect to Raceworks, LLC.

         Depreciation and amortization for the quarter ended September 30, 2003 was $1.0 million, compared to depreciation and amortization of $357,000 for the same period in the prior year. The increase was primarily due to depreciation on engines that we purchased for use in our series for the 2003 and 2004 seasons.

         OPERATING LOSS. Operating loss for the quarter ended September 30, 2003 was $34.9 million, compared to operating loss of $13.7 million in the corresponding period in the prior year due to the items discussed above.

         INTEREST INCOME. Interest income for the quarter ended September 30, 2003 was $248,000, a decrease of $634,000, or 72%, from the same period in the prior year. This is primarily due to a decrease in cash and short-term investments and in interest rates.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for the quarter ended September 30, 2003 was $34.4 million, compared to loss before income taxes of $12.8 million for the same period in the prior year due to the items discussed above.

         INCOME TAX EXPENSE/BENEFIT. There was no income tax expense or benefit for the quarter ended September 30, 2003, compared to an income tax benefit of $4.5 million for the corresponding period in the prior year. Income tax expense/benefit for the quarter ended September 30, 2003 reflects management's decision to record a valuation allowance for all net deferred tax assets. The effective tax rate was 35.0% for the quarter ended September 30, 2002.

         NET LOSS. Net loss for the quarter ended September 30, 2003 was $34.4 million compared to a net loss of $8.3 million for the same period in the prior year due to the items discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         REVENUES. Total revenues for the nine months ended September 30, 2003 were $38.7 million, compared to $43.4 million during the same period in the prior year. The decrease was due to a decrease in sanction fees, sponsorship revenue, television revenue and other revenue partially offset by an increase in race promotion and engine leases as described below.

         Sanction fees for the nine months ended September 30, 2003 were $16.1 million, a decrease of $11.0 million, or 40%, from the same period in the prior year. The decrease was partially attributable to running eleven races that paid sanction fees in the period ended September 30, 2003 compared to thirteen races in the same period in the prior year. The decrease was also due to negotiated reductions in sanction fees with certain promoters. In addition, one of the races that was not run in 2003 was the race in Motegi, Japan, a higher paying international race.

         Sponsorship revenue for the nine months ended September 30, 2003 was $6.6 million, a decrease of $1.4 million, or 18%, from the same period in the prior year. This decrease was primarily attributable to the loss of sponsorship income from our former title sponsor. The decrease was partially offset by new sponsorship from our two presenting sponsors Bridgestone/Firestone North American Tire, LLC and Ford Motor Company.

         Television revenue for the nine months ended September 30, 2003 was $1.7 million, a decrease of $2.5 million, or 59%, from the same period in the prior year. The decrease was primarily attributable to a reduction in rights sales for our international television rights and a decrease in television advertising revenue from our seven races broadcast on CBS, partially offset by advertising revenue from our Speed Channel broadcasts. In 2003, we pay for the production for all of our shows and we receive the television advertising inventory. In 2002, Speed Channel paid for the production of the shows aired on its network and received the advertising inventory.

         Race promotion revenue for the nine months ended September 30, 2003 was $10.6 million, an increase of $9.2 million, from the same period in the prior year. The increase was attributable to promoting six races in Kent, England, Lausitz, Germany, Portland, Oregon, Cleveland, Ohio, Lexington, Ohio and Miami, Florida in the nine months ended September 30, 2003 compared to one race in Chicago, Illinois in the same prior year period.

         Engine lease revenue for the nine months ended September 30, 2003 was $1.4 million, with no corresponding revenue in the prior period. We purchased the engines that will be used in our series for the 2003 and 2004 seasons. The engines are leased to the teams for $100,000 per car per year payable in four installments.

         Other revenue for the nine months ended September 30 2003 was $2.2 million, which was a decrease of $431,000, or 16%, from the same period in the prior year. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The decrease was primarily due to a decrease in entry fees in CART due to a waiver of those fees for 2003, fewer participants in the Toyota Atlantic series and a decrease in merchandise sales from licensed merchandise.

         EXPENSES. Total expenses for the nine months ended September 30, 2003 were $117.4 million, an increase of $51.6 million, or 78%, from the same period in the prior year. This increase was due to an increase in race distributions, race promotion, television expense, litigation, merger and strategic charges, asset impairment and depreciation expense partially offset by a decrease in race expenses, administrative and indirect expenses and relocation expenses, as described below.

         Race distributions for the nine months ended September 30, 2003 were $49.7 million, an increase of $34.0 million, or 215% from the same period in the prior year. Race distributions are made up of purse payments, year-end points fund, participation payments, entrant support payments and team assistance. The increase was partially due to having sixteen races in the nine months ended September 30, 2003 compared to fifteen races in the same period in the prior year. The increase was also due to an increase in participation payments that we make to all of our teams, from $10,000 to $20,000 per car per race. In addition, for the 2003 Champ Car World Series we began an entrant support program where we make payments of $22,500 per car per race to each participating team. The total increase in participation and entrant support payments are $10.1 million compared to the same period in the prior year. In the nine months ended September 30, 2003, we have also provided, in aggregate, team assistance payments of $23.9 million to substantially all of our teams to ensure their participation in our series for the 2003 season, compared to $1.3 million in the same period in the prior year.

         Race expenses for the nine months ended September 30, 2003 were $6.5 million, a decrease of $1.9 million, or 23%, from the same period in the prior year. The decrease was primarily attributable to a reduction in staff and officials and their related travel expenses in the areas of logistics, safety, competition and timing and scoring, partially offset by having one more race in the nine months ended September 30, 2003 when compared to the same prior year period.

         Race promotion expenses for the nine months ended September 30, 2003, were $20.8 million, an increase of $11.8 million, or 133%, from the same period in the prior year. The increase in expenses is due to promoting six races in the nine months ended September 30, 2003 compared to two races in the same prior year period. The expenses relate to administrative and direct expenses incurred for all the races we promoted. During the nine months ended September 30, 2003, we promoted races in Kent, England, Lausitz, Germany, Portland, Oregon, Cleveland, Ohio, Lexington, Ohio and Miami, Florida. During the nine months ended September 30, 2002 we promoted races in Chicago, Illinois and Miami, Florida. Race promotion expenses relate to all costs associated with staging a Champ Car event. Administrative expenses are recognized when incurred. Expenses directly related to the event are recorded as deferred or prepaid expenses and are recognized in the period the race takes place, unless it can be determined that prepaid expenses will not be recovered from revenues from the event. Prepaid expenses are then recognized in the statements of operations, to the extent they are determined unrecoverable, in the period when it is determined they are unrecoverable. Race promotion expenses for the nine month period ended September 30, 2002 included $3.5 million of expenses incurred in connection with our self-promoted race, the CART Grand Prix of Chicago, and include all expenses associated with promoting that race. In 2002, we entered into an agreement with Raceworks, LLC to act as the co-promoter of the Miami event. We funded substantially all of the costs associated with the race in Miami and incurred $5.5 million of race promotion expenses. The race, which took place on October 6, 2002, was included in our results for the period ended September 30, 2002. We included expenses that were deemed to be unrecoverable as they were in excess of revenues from the race.

         Television expense for the nine months ended September 30, 2003 was $13.9 million, an increase of $4.3 million, or 45%, from the same period in the prior year. The increase was partially due to a change in our television agreement with Speed Channel from the previous year. In 2002, Speed Channel paid for the production and received the advertising inventory for shows broadcast on its network. In 2003, we pay for the production and we receive the advertising inventory. For the nine months ended September 30, 2003, we had eight races broadcast on Speed Channel. In addition, in 2003 we had one show broadcast on HD Net TV with whom we shared the production expenses and we produced and paid for air-time for a preseason preview show that aired on CBS. We also incur incremental expenses to provide an international feed for all of our races.

         Administrative and indirect expenses for the nine months ended September 30, 2003 were $16.3 million, a decrease of $4.4 million, or 21%, from the same period in the prior year. This decrease was primarily attributable to a decrease in marketing and advertising and sponsor fulfillment expenses partially offset by an increase in insurance expense, legal fees, sales staff and related sales costs.

         Litigation and settlements expense was $2.7 million for the nine months ended September 30, 2003, with no corresponding expense in the same prior year period. This expense was partially attributable to an arbitration settlement of $1.75 million paid to Engine Developments Ltd. in a breach of contract case over a contract to purchase engines; settlement of a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc.; settlement of contract disputes with ESPN television over the canceled Texas Motor Speedway race; an arbitration award to Action Performance Companies, Inc. in a breach of contract case in regard to a licensed merchandise contract; a settlement of $1.7 million paid to Joseph F. Heitzler, a former director and former chairman, chief executive officer and president of the Company in a breach of contract case; and settlement of an early termination of a sanction agreement with IMSA in regard to a race in Miami, Florida. The expenses were partially offset by receipt of $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter.

         Relocation expense was $1.3 million for the nine months ended September 30, 2002 with no corresponding expense in the current year period. The expense related to the companies relocation from Troy, MI to Indianapolis, IN.

         Merger and strategic charges were $1.4 million for the nine months ended September 30, 2003, with no corresponding expense in the same prior year period. The expense is attributable to financial and legal consulting expenses related to the proposed merger with Open Wheel.

         Asset impairment charges were $3.3 million for the nine months ended September 30, 2003, with no corresponding expense in the same prior year period. The expense relates to asset impairment associated with the reduction of carrying value of property and equipment in the amount of $2.0 million and the write-off of intangible assets, including goodwill in the amount of $1.3 million, with respect to Raceworks, LLC.

         Depreciation and amortization for the nine months ended September 30, 2003 was $2.8 million, compared to depreciation and amortization of $1.0 million for the same period in the prior year. The increase was primarily due to depreciation on engines that we purchased for use in our series for the 2003 and 2004 seasons.

         OPERATING LOSS. Operating loss for the nine months ended September 30, 2003 was $78.7 million, compared to operating loss of $22.4 million in the corresponding period in the prior year due to the items discussed above.

         INTEREST INCOME. Interest income for the nine months ended September 30, 2003 was $1.1 million, a decrease of $2.0 million, or 64%, from the same period in the prior year. This is primarily due to a decrease in interest rates and in cash and short-term investments.

         LOSS BEFORE INCOME TAXES. Loss before income taxes for the nine months ended September 30, 2003 was $77.2 million, compared to loss before income taxes of $19.3 million for the same period in the prior year due to the items discussed above.

         INCOME TAX EXPENSE/BENEFIT. Income tax expense for the nine months ended September 30, 2003 was $660,000, compared to an income tax benefit of $6.8 million for the corresponding period in the prior year. Income tax expense for the nine months ended September 30, 2003 reflects management's decision to record a valuation allowance for all net deferred tax assets. The effective tax rate was 35.0% for the nine months ended September 30, 2002.

         LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Loss before cumulative effect of accounting change for the nine months ended September 30, 2003 was $77.9 million compared to $12.6 million for the corresponding period in the prior year.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX). There was no cumulative effect of accounting change for the nine months ended September 30, 2003 compared to $956,000 for the corresponding period in the prior year. The amount relates to our implementation of Statement of Financial Account Standard No. 142 pursuant to which we wrote off our impaired goodwill.

         NET LOSS. Net loss for the nine months ended September 30, 2003 was $77.9 million compared to a net loss of $13.5 million for the same period in the prior year due to the items discussed above.

SEASONALITY AND QUARTERLY RESULTS

         A substantial portion of our total revenues during the race season is expected to remain seasonal, based on our race schedule. Our quarterly results vary based on the number of races held during the quarter. In addition, whether the race pays a sanction fee or is self promoted and whether the races are aired on network television or Speed Channel will affect our quarterly results. Consequently, changes in race schedules from year to year, with races held in different quarters, will result in fluctuations in our quarterly results and affect comparability. During each of the quarters ended September 30, 2003 and 2002, we held eight races. In the quarter ended September 30, 2003, we held races in: Cleveland, Ohio; Toronto, Canada; Vancouver, Canada; Elkhart Lake, Wisconsin; Lexington, Ohio; Montreal, Canada; Denver, Colorado and Miami, Florida. In the quarter ended September 30, 2002, we held races in: Toronto, Canada; Cleveland, Ohio; Vancouver, Canada; Lexington, Ohio; Elkhart Lake, Wisconsin; Montreal, Canada; Denver, Colorado and Rockingham, England. We have provided unaudited quarterly revenues for the third quarter of 2003 and 2002 in the following table.

                                        QUARTER ENDED
                                        -------------
                                        SEPTEMBER 30,
                                        -------------
(DOLLARS IN THOUSANDS)                2003          2002
                                   ----------    ----------
Revenues                           $   18,170    $   18,537
Number of races                             8             8

LIQUIDITY AND CAPITAL RESOURCES

         As announced previously, in light of the significant near term financial challenges facing the Company, we retained the investment banking firm of Bear Stearns & Co. Inc. to assist us in exploring financing and other strategic alternatives that may be available to us. On August 18, 2003, the Company announced it had received a proposal from Open Wheel and was engaged in negotiations regarding a possible transaction with Open Wheel. Subsequently, on September 10, 2003, the Company and Open Wheel announced that they had signed a definitive merger agreement providing for Open Wheel to acquire the Company for cash equivalent to $0.56 per share, based on the number of shares of Company common stock then outstanding (which we will not take any action to increase while the proposed transaction is pending). Specified events leading up to the proposed merger are discussed below. For a more complete description of the proposed merger, see the preliminary proxy statement filed by the Company with the Securities and Exchange Commission on October 7, 2003.

         In the past two years, our financial condition has deteriorated significantly. CART, Inc., our wholly owned subsidiary that operates the Champ Car World Series, has experienced a significant reduction in revenue from all of its previous revenue sources, including sanction fees, television programming and sponsorship fees. At the same time, race promoters, who are critical partners in the Champ Car World Series, also experienced a deterioration in their financial condition. This deterioration was primarily attributable to a decrease in promotional and advertising expenditure by corporations due to the general downturn in the economy, decreased attendance at some race venues as a result of the split with the Indy Racing League and competition from NASCAR, which has experienced rapid growth during this period. In addition, during this period, two of the three engine manufacturers which supplied engines for the Champ Car World Series left the series to participate in the Indy Racing League. Our teams, which were supported to a significant degree by engine manufacturers and their suppliers, were being encouraged to follow those manufacturers to the Indy Racing League. The teams that elected to participate in the Champ Car World Series experienced a dramatic loss of sponsorship revenue related to the departed engine manufacturers as well as the adverse economic conditions that caused companies to cut back promotion and advertising of their brands. In addition, the teams experienced increased costs because they were required to pay for the lease of engines as compared to receiving free engine leases in the past. These conditions required CART, Inc. to expend significant amounts of capital on entry support programs and team participation payments to encourage teams to remain in the Champ Car World Series.

         Beginning in 2001, CART, Inc. lost several important race venues. Three of CART, Inc.'s more profitable international races were lost due to, in the case of Brazil, an adverse political climate, in the case of Germany, bankruptcy of the promoter and, in the case of Japan, the decision by the race venue, which was owned by Honda Motor Company, not to renew with CART, Inc. but rather to run an Indy Racing League event in which participating teams were using Honda engines. CART, Inc. was also forced to cancel another race due to safety concerns. Promoters of CART, Inc.'s other events were also experiencing weakening revenue streams and therefore began demanding lower sanction fees or sanction fees that were based either in whole or in part on a revenue or net income sharing model. CART, Inc. lost some promoters altogether. In order to preserve important markets, CART, Inc. began self-promoting some of its series races rather than utilizing third party promoters. In 2002, CART, Inc. promoted two of its races and in 2003 it promoted six of its races. Unfortunately, due to unfavorable trends in consumer and corporate spending, the overall economic conditions affecting advertising in open-wheel motorsports and the entertainment industry in general and the declining popularity of open-wheel motorsports in the United States, the expenses of self-promoted races were significantly greater than the revenues generated.

         During 2001, CART, Inc. began negotiations for a new television agreement to replace its existing fixed fee television agreement that was due to expire at the end of the 2001 season. The existing agreement guaranteed that at least half of the Champ Car World Series races would be shown on network television (ABC) and the balance of the races would be shown on the ESPN cable network. The existing agreement provided a guaranteed amount of income with no offsetting expenses. Unfortunately, CART, Inc. was unable to negotiate an acceptable fixed fee television agreement to replace the existing agreement. Therefore, beginning in 2002, CART, Inc. began buying the air-time and bearing the production costs for its television broadcasts in order to provide its race sponsors, race promoters and team sponsors with adequate television coverage of its races. CART, Inc.'s television revenue thus became dependent solely upon advertising and international rights sales. In addition, the new television agreements provided for fewer network broadcasts and a significant number of races broadcast on a cable network with less exposure than ESPN. Due to the adverse economic and industry developments described in the previous paragraph and CART, Inc.'s limited experience with selling television advertising, the revenue generated from sales of television advertising was significantly less than the costs to produce and air the television broadcasts.

         Also in 2001 and 2002, difficult economic conditions and other factors adversely affected CART, Inc.'s sponsorship revenues. Beginning in 1999, CART, Inc. had outsourced its sponsorship sales function pursuant to a long-term contract which guaranteed CART, Inc. a minimum amount of annual sponsorship revenue plus escalations on an annual basis. At the beginning of 2001, however, CART, Inc.'s sponsorship sales partner defaulted on its contract, ceased operations and filed for bankruptcy protection. As a result, CART, Inc. was required to build an internal sponsorship sales force. This sales force had to operate under adverse economic conditions that caused corporate sponsors to reduce their expenditures for both teams and the Champ Car World Series. The decline in sponsorship revenue was also attributable to our weakened television package, as sponsors value a sponsorship opportunity largely on the amount of exposure they receive on television. In some cases, corporate sponsors left the Champ Car World Series to align themselves with a rival series. In other cases, corporate sponsors left motorsports altogether. Our title sponsor for the previous four years decided not to renew its title sponsorship and withdrew from the Champ Car World Series after the 2002 season.

         Other factors also contributed to our declining financial condition during this time period. During 2001, CART, Inc. was in negotiations to change the engine specifications for the Champ Car World

Series beginning with the 2003 race season. At the time, American Honda Motor Company, Toyota Motor Sales, U.S.A., Inc. and Ford Motor Company supplied engines for the Champ Car World Series. In some cases, these car manufacturers supplied free engines and provided other financial support to certain teams. In addition, the manufacturers were major sponsors for race promoters and also purchased large quantities of television advertising. At the end of the 2002 season, however, Honda and Toyota left the Champ Car World Series to participate in the Indy Racing League. Several of the teams participating in the Champ Car World Series followed Honda and Toyota to the rival series. Although CART, Inc. was able to enter into a contract with a subsidiary of Ford to purchase and service engines for the Champ Car World Series for the 2003 and 2004 seasons, the loss of Honda and Toyota had an adverse effect on CART, Inc. and the Champ Car World Series promoters and teams.

         As a result of the foregoing, by the middle of 2002 it had become apparent to CART, Inc. that it would need to find a way to retain its remaining teams and attract new teams in order to have 18 to 20 race cars in the field for the 2003 season. Failure to field 18 to 20 race cars would, depending on the agreements, have resulted in defaults under certain promoter and television agreements. In light of the circumstances, CART, Inc. believed that the only way to retain existing teams and attract new teams would be to provide participating teams with additional financial support. CART, Inc. believed that this support would result in increased team participation in 2003 and would give it the opportunity to market its television and sponsorship rights on a profitable basis. Therefore, in August 2002, CART, Inc. announced its entry support program and increased its existing team participation payments in order to ensure adequate team participation in the 2003 Champ Car World Series. The entry support program and the team participation payments provide a total of $42,500 in cash payments to teams, per race, for each car entered in the 2003 Champ Car World Series. Management estimates that these payments will amount to a total of $15,342,500 for the 2003 Champ Car World Series. These payments are in addition to prize money and other non-monetary benefits that accrue to participating teams. In October 2002, recognizing the difficulties the teams were having in securing sponsorship, CART, Inc. announced its commitment to spend an aggregate amount of $30 million in team assistance payments, which would be in addition to the entry support program and team participation payments. In exchange for the entry support, team participation and team assistance payments, the teams agreed to participate in the Champ Car World Series for the entire 2003 season and granted CART, Inc. the right to sell certain advertising space on the teams' racecars. CART, Inc. planned to package this advertising opportunity with its advertising inventory from television and self-promoted races. CART, Inc. believed this would provide an integrated marketing opportunity to sponsors whereby they could participate at the team, race event and series levels. However, CART, Inc. was unsuccessful in selling the integrated advertising packages.

         On October 29, 2002, the Company retained Bear Stearns to act as its financial advisor in its consideration of strategic alternatives to increase stockholder value.

         At this time, management, at the direction of the board of directors, began developing a four-year business plan incorporating the changing business model discussed above, including financial forecasts for the four fiscal years ending December 31, 2006. From October 2002 to April 2003, the Company's management worked with an outside consultant to develop the business plan.

         During the spring and summer of 2003, the overall economic, financial and operating conditions affecting our business continued to deteriorate. These developments were reflected in a series of deteriorating financial forecasts provided to our board of directors and publicly disclosed on June 16, 2003, July 22, 2003 and August 11, 2003. Consequently, the expectations of management and our board of directors as to our future performance diminished and it became clear to management that we would not have sufficient resources to fund the Champ Car World Series in 2004, even if the entry support, team participation and team assistance payments were reduced.

         On August 18, 2003, the Company publicly announced that it had received a proposal from Open Wheel and that it was engaged in negotiations regarding a possible transaction with Open Wheel.

         On August 24, 2003, the Company publicly announced that its board of directors had instructed management to continue negotiating with Open Wheel with respect to all terms related to a possible acquisition of the Company. The Company, Open Wheel and their respective advisors continued to engage in negotiations regarding the terms of a possible transaction and related definitive agreements.

         On September 10, 2003, representatives of the Company, Open Wheel and Open Wheel Acquisition Corp., a wholly-owned subsidiary of Open Wheel, executed and delivered the merger agreement and other related agreements and issued a joint press release announcing the proposed transaction.

         A preliminary proxy statement related to the proposed merger has been filed with the SEC. A definitive proxy statement will be mailed to stockholders an appropriate period of time prior to a special meeting of the stockholders to vote to adopt the merger agreement. The special meeting is anticipated to take place prior to the end of 2003.

         Expenses related to the merger are expected to be approximately $3.3 million.

         We have relied on our cash reserves generated in previous years to finance working capital, contractual commitments, operating losses, investments and capital expenditures during the past year. In 2003, we anticipate that we will use all available funds to fund expected operating losses, capital expenditures and other cash needs for 2003. If the proposed merger with Open Wheel is not completed for any reason, and if no strategic transaction that is an alternative to the merger is available to us at that time, it is expected that we will be required immediately to cease our operations, wind up our affairs and seek to liquidate our remaining assets because our cash resources and other sources of liquidity would be substantially depleted by that time. In that event, we expect that CART, Inc. and our other subsidiaries would discontinue racing and other operations and commence liquidation. Although the definitive merger agreement permits our board of directors to consider proposals for a competing transaction and accept a superior proposal, no such competing proposal is currently being considered by us as an alternative to the proposed transaction with Open Wheel and no superior proposal is available.

         Our cash balance on September 30, 2003 was $2.1 million, a net decrease of $4.7 million from December 31, 2002. This decrease was primarily the result of net cash used in operating activities of $61.0 million and net cash used in financing activities of $1.0 million, partially offset by proceeds from investing activities of $57.3 million.

         Our short term investment balance on September 30, 2003 was $17.6 million, a net decrease of $61.9 million from December 31, 2002. This decrease was primarily due to funding of operations for the nine months ended September 30, 2003.

         In May 2003, the Company entered into an agreement with a third party where we paid for the costs of capital improvements retained by the third party necessary to stage an event where we are the promoter. We accepted an unsecured note of $750,000 for said improvements, to be received, without interest over five years. Payment in the amount of $75,000 will be due in each of the first four years with a final payment of $450,000 due in the fifth year. These payments are payable each November 1st, beginning in 2003. The Company imputed interest on the note at a rate of 6% and recorded a discount on the note receivable which reduced the note by $146,000.

         In June 2003, the Company entered into an amendment to a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is secured by all products and proceeds of all other events staged by the promoter at the promoter's facility.

         In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires on October 31, 2010. The total amount due through the life of the lease is $2.6 million.

         In March 2003, we entered into a lease for office space in Miami, Florida. The lease commenced on June 1, 2003 and expires on May 31, 2008. The total amount due through the life of the lease is $478,198.

         The following table summarizes our contractual obligations as of September 30, 2003.

                                                                 Payments due by Period
                                                                 ----------------------
                                                        Less Than          1-3            4-5           After 5
Contractual Obligations                  Total           1 Year           Years          Years           Years
------------------------------------------------------------------------------------------------------------------
Operating Leases                      $  2,945,649    $    399,613    $    806,563    $    786,830    $    952,643
Team Assistance Payments                 6,216,055       4,216,055       2,000,000              --              --
Entrant Support Program                  2,422,500       2,422,500              --              --              --
Television Buys                          4,107,000       4,107,000              --              --              --
Other Long-Term Obligations              7,489,376       4,177,376       2,981,953         330,048
                                      ------------    ------------    ------------    ------------    ------------
Total Contractual Cash Obligations    $ 23,180,580    $ 15,322,544    $  5,788,516    $  1,116,878    $    952,643
                                      ============    ============    ============    ============    ============

         In July 2002, we guaranteed a $1.8 million commercial term loan in connection with our acquisition of Raceworks, LLC. The Company subsequently acquired this loan in conjunction with the acquisition of Raceworks, LLC and has recorded the loan in its long-term debt as of September 30, 2003. The principal on the loan shall be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. The entire unpaid principal amount of the loan and all accrued and unpaid interest and other amounts payable thereunder shall be due and payable in July 2007. The loan may be prepaid, in whole or in part, without a penalty. The rate of interest on the outstanding principal amount of the loan will be equal to The Wall Street Journal prime rate (the "prime rate") plus 150 basis points. (As of September 30, 2003, the rate of interest was 5.5 %.)

         At June 30, 2003 and September 30, 2003, the Company was in default of certain financial covenants for which a waiver will be requested. As a result the entire amount of the note has been classified as current.

         On March 7, 2003, we acquired 100% of the equity in Raceworks, LLC. The purchase price was $1.2 million, including $473,000 of cash and a contingent promissory note of $722,000, without interest, and assumption of liabilities of $4.7 million. At September 30, 2003, the Company was in default of certain payment obligations and the contingent promissory note became due and payable and has been classified as current. Operating results and cash flows of Raceworks, LLC were significantly lower than expected during the quarter ended September 30, 2003. Based on those results and other qualitative information, the future earnings forecasts were revised. The Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks, LLC. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

         Litigation and settlements expense was $2.7 million for the nine months ended September 30, 2003. This expense was partially attributable to an arbitration settlement of $1.75 million paid in August

2003, to Engine Developments Ltd. in a breach of contract case over a contract to purchase engines, a settlement of a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., settlement of contract disputes with ESPN television over the canceled Texas Motor Speedway race, an arbitration award to Action Performance Companies, Inc. in a breach of contract case in regard to a licensed merchandise contract, and settlement of an early termination of a sanction agreement with IMSA in regard to a race in Miami, Florida. The expenses were partially offset by receipt of $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter.

         In addition, in August 2003 we paid $1.7 million to Joseph Heitzler, our former CEO, in complete settlement of all actions brought by Mr. Heitzler in claims related to his employment with the Company. The charge to expense related to this settlement had been taken in the year-ended December 31, 2001.

FUTURE TRENDS IN OPERATING RESULTS

         If the proposed merger with Open Wheel is not completed for any reason, and if no strategic transaction that is an alternative to the merger is available to us at that time, it is expected that we will be required immediately to cease our operations, wind up our affairs and seek to liquidate our remaining assets because our cash resources and other sources of liquidity would be substantially depleted by that time. In that event, we expect that CART, Inc. and our other subsidiaries would discontinue racing and other operations and commence liquidation. Although the definitive merger agreement permits our board of directors to consider proposals for a competing transaction and accept a superior proposal, no such proposal is currently being considered by us as an alternative to the proposed transaction with Open Wheel and no superior proposal is available.

RELATED PARTY TRANSACTIONS

         We have historically entered into transactions with related parties, because several of our directors and one of our significant stockholders are team owners. We believe that all the transactions which we have entered into with our directors or significant stockholders have terms that are comparable to the terms that we have in the past or could in the future enter into with unaffiliated third parties with respect to each of these transactions. In order to avoid conflicts of interest, any of our directors who are affiliated with an entity that is entering into a transaction with us have not and will not vote on any matters related to such transactions and may, in certain circumstances, refrain from participating in any discussions related to such transactions.

         On August 18, 2003, the Company announced that it had received a proposal from Open Wheel and was engaged in negotiations regarding a possible transaction with Open Wheel. Subsequently, on September 10, 2003, the Company and Open Wheel announced that they had signed a definitive merger agreement providing for Open Wheel to acquire the Company for cash equivalent to $0.56 per share, based on the number of shares of Company stock then outstanding (which we will not take any action to increase while the proposed transaction is pending). Open Wheel is owned indirectly by a group of investors and Champ Car World Series team owners, including Kevin Kalkhoven, Paul Gentilozzi and Gerald R. Forsythe. Because the members of Open Wheel beneficially own 3,377,400 shares, or 23%, of our common stock contributed to Open Wheel by Mr. Forsythe on September 26, 2003, the proposed merger with Open Wheel may constitute, if completed, a "going-private transaction" subject to Rule 13e-3 of the Securities Exchange Act of 1934.

         In addition to the proposed merger with Open Wheel, during the nine months ended September 30, 2003, we entered into related party transactions with U.E. Patrick and Mario Andretti, directors that did not stand for reelection when their terms ended on July 17, 2003, Derrick Walker and Carl A. Haas, directors until they resigned their positions on August 18, 2003 and September 22, 2003, respectively, Rafael Sanchez, a current director, and Gerald R. Forsythe, a 23.0% stockholder of the Company until September 26, 2003, when he contributed all of his shares of our common stock to Open Wheel, and currently the beneficial owner of a substantial membership interest in Open Wheel.

         The related party transactions under "Purse Distributions, Entry Support Program and Lease Arrangements" are all payments or transactions that are made on an identical basis to all race teams, whether they are affiliated with directors or significant stockholders or not affiliated. The payments payable to related parties under the caption "Team Assistance Program" relate to further assistance that we are providing to race teams to assure their participation in the 2003 race season. The amounts payable to each race team vary, depending upon the team's ability to raise third party sponsorship, the number of cars that the team will race in 2003, their budget and other factors. We believe that these payments are necessary to ensure that there will be 18 to 20 competitive race cars in the field for the 2003 season. We believe that the amounts payable to each of the race teams affiliated with a director or a substantial stockholder are consistent with arrangements that we could enter into with unaffiliated third parties. Both of these programs were developed to ensure the necessary participation in the series. Without this additional funding, it was unlikely that there would have been the necessary number of teams for the 2003 Champ Car World Series, which would result in defaults under certain of our promoter and television agreements. This could have resulted in severe financial consequences to us.

         PURSE DISTRIBUTIONS, ENTRY SUPPORT PROGRAM AND LEASE ARRANGEMENTS. We have entered into, and we will continue to enter into, transactions with entities that are affiliated with our directors and/or 5% stockholders who are owners of our race teams. Race teams that participate in the Champ Car World Series receive purse distributions on a per race basis and from the year-end point fund, which amounts have been paid based solely upon their performance in specific races. All of these payments are made to our race teams regardless of the affiliation with our directors or significant stockholders. The following table provides information with respect to expenses incurred through September 30, 2003 by us to race teams that are or were affiliated with our directors and/or significant stockholders:

       RACE TEAM/AFFILIATED PERSON             PURSE DISTRIBUTIONS
------------------------------------------     -------------------
Forsythe Racing, Inc./Gerald R. Forsythe           $ 1,420,250
Newman/Haas Racing/Carl A. Haas                      1,373,000
Derrick Walker Racing, Inc./Derrick Walker             538,500
Patrick Racing, Inc./U.E. Patrick                      430,000
Rocketsports, Inc./Paul Gentilozzi                     386,000
PK Racing LLC/Kevin Kalkhoven                          287,000

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

         The following table lists the amount of engine lease income we have earned and ESP expenses we have incurred to related parties through September 30, 2003.

                                               ENGINE LEASE INCOME     ESP PAYMENTS
        RACE TEAM/AFFILIATED PERSON                FROM TEAMS            TO TEAMS
------------------------------------------     -------------------     ------------
Newman/Haas Racing/Carl A. Haas                    $  150,000          $  1,360,000
Forsythe Racing, Inc./Gerald R. Forsythe              150,000             1,360,000
Derrick Walker Racing, Inc./Derrick Walker            150,000             1,360,000
Patrick Racing, Inc./U.E. Patrick                      75,000               680,000
PK Racing LLC/Kevin Kalkhoven                          75,000               680,000
Rocketsports, Inc./Paul Gentilozzi                     75,000               680,000

         TEAM ASSISTANCE PROGRAM. The Team Assistance Program will supply up to an additional $33.0 million in team assistance spread over the 2003 race season as described above. The following table sets forth the Team Assistance Program expenses incurred to teams affiliated with directors and/or 5% stockholders through September 30, 2003.

       RACE TEAM/AFFILIATED PERSON             TEAM ASSISTANCE
------------------------------------------     ---------------
Derrick Walker Racing, Inc./Derrick Walker       $ 4,443,750
Newman/Haas Racing/Carl A. Haas                    1,500,000
Rocketsports, Inc./Paul Gentilozzi                 1,500,000
Patrick Racing, Inc./U.E. Patrick                  1,050,000
PK Racing LLC/Kevin Kalkhoven                        750,000

PROMOTER AGREEMENTS

         Some of our directors or stockholders either control or are affiliated with others who control racing venues which stage Champ Car and other racing events. We have entered into the following agreements with entities associated with directors or 5% stockholders:

         Carl A. Haas, who resigned as a director on September 22, 2003, is a principal owner of Carl Haas Racing Teams, Ltd. which has entered into a Promoter Agreement with respect to the Champ Car World Series race at the Wisconsin State Park Speedway in West Allis, Wisconsin. The agreement granted Carl Haas Racing Teams, Ltd. the option to promote the race in 2003 and 2004. Carl Haas Racing Teams, Ltd. has elected to exercise the option for 2003, but not for 2004. Pursuant to the Promoter Agreement, entities affiliated with Mr. Haas have paid sanction fees to us of $1.4 million for the 2003 event. Beginning in 2004, the Champ Car World Series race at West Allis, Wisconsin will be promoted by the Wisconsin State Fair Grounds and Mr. Haas will no longer have an affiliation with the promotion of this event.

         Gerald R. Forsythe is a principal owner of the entities which entered into Promoter Agreements with respect to Champ Car World Series races in Monterrey, Mexico and Mexico City, Mexico. These agreements were amended in 2003 to reduce the amount of the sanctions fees payable to us. Pursuant to terms thereof, a Champ Car World Series race will be held at Monterrey through 2005 and Mexico City through 2006. These entities affiliated with Mr. Forsythe have paid or will pay sanction fees to us in the aggregate amount of $4.9 million for 2003, $5.0 million for 2004, $5.2 million for 2005 and $2.7 million for 2006.

OTHER RELATED PARTY TRANSACTIONS

         In addition to the above, we have entered into the following transactions with related parties:

         Mr. Forsythe is also a principal owner of the entity that holds our Mexican television rights. In return for granting the Mexican television rights, CART, Inc. will receive a minimum guaranteed payment of $325,000 in 2003 and is due to receive a minimum guaranteed payment of $350,000 in 2004, $375,000 for 2005, and $400,000 for 2006. In addition to the guaranteed minimum payments due in 2004, 2005 and 2006, CART, Inc. will receive a guaranteed payment of up to 70% of the net profits of the entity holding our Mexican television rights, if any, until CART, Inc. receives an aggregate amount of $550,000 in 2003, $600,000 in 2004, $650,000 in 2005 and $700,000 in 2006.

         Rafael Sanchez is a principal owner of RAS Development, Inc. which in March 2003 entered into a five year lease agreement with CART, Inc. for office space in Miami, Florida. Payments to RAS Development, Inc. under this lease agreement total $52,528, $91,098, $93,456, $96,812, $101,259 and $43,045 for
2003, 2004, 2005, 2006, 2007 and 2008, respectively.

         Mario Andretti, a director who did not stand for reelection when his term ended on July, 17, 2003, has entered into agreements with us whereby he participates in certain public relations events in exchange for compensation totaling $250,000.

         Paul Gentilozzi is the managing member of Trans Am Racing, L.L.C. which has entered into a sanction agreement with CART, Inc. relating to the participation of the Trans Am Series at CART, Inc.'s self promoted event in Miami. In 2003, the agreement was amended to move the 2003 race from Miami to Cleveland. CART, Inc. has paid or will pay sanction fees to Trans Am Racing, L.L.C. totaling $200,000 in 2003 and $200,000 in 2004.

         We entered into a sponsorship agreement with PacifiCare Health Services, Inc. (PacifiCare), which provides that PacifiCare will be the "Official Health Care Provider" for the Champ Car World Series for 2003. PacifiCare will also be provided with two thirty second advertising slots at no cost (other than production costs) if slots are available on each of the Champ Car race broadcasts during 2003. As consideration for the Sponsorship Agreement, PacifiCare agreed to become a sponsor of Newman/Haas Racing for 2003 and has granted to us the right to negotiate a sponsorship agreement with PacifiCare for 2004. Carl A. Haas is a principal owner of Newman/Haas Racing.

PAYMENTS TO CART

         In addition to the payments described above, we receive revenue from our race teams, including those affiliated with our directors and/or 5% stockholders, for miscellaneous items based solely on participation in our events. As of September 30, 2003, no race teams affiliated with our directors and/or 5% stockholders made payments to us in an amount greater than $50,000.

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

         - the failure of the proposed merger with Open Wheel to be completed for any reason

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

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At September 30, 2003, our investments consisted of U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 228 days. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 4.: CONTROLS AND PROCEDURES

         (a) Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

         (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  On March 26, 2002, the Company filed a complaint against Joseph F. Heitzler, a former director and former chairman, chief executive officer and president of the Company in U.S. District Court, Eastern District of Michigan, Southern Division. The complaint alleged that Mr. Heitzler breached his employment contract, breached his fiduciary duties and intentionally or recklessly omitted to disclose information to the Company in order to induce the continuation of Mr. Heitzler's employment agreement. The suit sought damages of an unspecified amount. On March 28, 2002, Mr. Heitzler filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles. The suit sought compensatory, exemplary and punitive damages in excess of $2.0 million for breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing and declaratory relief. An amended complaint adding a count for tortious breach of contract in violation of public policy was filed on April 9, 2002. These claims weresettled in August 2003 and the Company paid $1.7 million in settlement of any and all claims.

Item 3.           Defaults Upon Senior Securities

                  In July 2002, the Company guaranteed a $1.8 million commercial term loan in connection with the operations of Raceworks, LLC. The Company subsequently acquired this loan in conjunction with the acquisition of Raceworks, LLC and has recorded the loan in its long-term debt as of September 30, 2003. The principal on the loan shall be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. The entire unpaid principal amount of the loan and all accrued and unpaid interest and other amounts payable thereunder shall be due and payable in July 2007. At June 30, 2003 and September 30, 2003, the Company was in default of certain financial covenants for which a waiver will be requested. These financial covenants require that total stockholders' equity of the Company not be below $75 million. As a result the entire amount of the note has been classified as current.

                  On March 7, 2003, the Company issued a promissory note of $722,000 in conjunction with the acquisition of Raceworks, LLC. Commencing on the payment due dates, any unpaid principal bears interest at ten percent (10%) per annum. A payment of $473,000 was due on October 8, 2003. The Company was in default of the payment provisions of the note by not presenting payment by that date. As a result, the entire amount of the note is due and payable and has been classified as current

Item 4.           Submission of Matters to a Vote of Security Holders

                  The annual meeting of stockholders of the Company was held on July 17, 2003 in Indianapolis, Indiana, and the following directors were elected to serve a term of one year:

                        Robert D. Biggs        Christopher R. Pook
                        Carl A. Haas           Rafael A. Sanchez
                        James F. Hardymon      Frederick Tucker
                        James A. Henderson     Derrick Walker

                  At such annual meeting of stockholders, the following item was voted on by the stockholders:

                           To ratify the appointment of Deloitte & Touche LLP as the independent accountants for the year ended December 31, 2003:

Votes in Favor     Votes Against/Withheld     Abstentions/Broker Non-Votes
--------------     ----------------------     ----------------------------
  12,018,781              104,647                           0

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

                           31.1 Form 10-Q Certification by Christopher R. Pook, Chief Executive Officer dated as of November , 2003.

                           31.2 Form 10-Q Certification by Thomas L. Carter, Chief Financial Officer dated as of November , 2003.

                           32.1 Section 906 Certification by Christopher R. Pook, Chief Executive Officer dated as of November , 2003.

                           32.2 Section 906 Certification by Thomas L. Carter, Chief Financial Officer dated as of November , 2003.

                  (b) Reports on Form 8-K.

                           99.4 Item 9. Regulation FD Disclosure dated July 23, 2003, releasing updated annual guidance information.

                           99.5 Item 9. Regulation FD Disclosure/Item 12. Results of Operations and Financial Condition dated August 11, 2003, releasing earnings information.

                           99.6 Item 9. Regulation FD Disclosure dated August 18, 2003, announced the receipt by the Company of a proposal from Open Wheel Racing Series LLC to enter into a letter of intent contemplating the acquisition of all of the outstanding shares of the Company for approximately $0.50 cash per share.

                           99.7 Item 5. Other Events and Regulation FD Disclosure dated August 19, 2003, announced the resignation of Derrick Walker from the Company's Board of Directors.

                           99.8 Item 5. Other Events and Regulation FD Disclosure dated August 21, 2003, announced the resignation of Robert Biggs from the Company's Board of Directors.

                           99.9 Item 9. Regulation FD Disclosure dated August 24, 2003, announced continued negotiations with Open Wheel Racing Series LLC with respect to all terms related to a possible acquisition of the Company.

                           99.10 Item 5. Other Events and Regulation FD Disclosure dated September 10, 2003, announced signed a definitive agreement providing for Open Wheel Racing Series LLC to acquire the Company for cash equivalent to $0.56 per share, based on the number of shares of the Company's common stock currently outstanding.

                           99.11 Item 5. Other Events and Regulation FD Disclosure dated September 18, 2003, announced that Open Wheel Racing Series LLC had not exercised its right to terminate the merger agreement on or prior to September 18, 2003.

                           99.12 Item 5. Other Events and Regulation FD Disclosure dated October 3, 2003, announced the resignation of Carl Haas from the Company's Board of Directors.

                           99.13 Item 5. Other Events and Regulation FD Disclosure dated October 6, 2003, announced the receipt of formal notification from the New York Stock Exchange that the Company had fallen below the NYSE continued listing criteria

                           99.14 Item 5. Other Events and Regulation FD Disclosure dated October 16, 2003, announced that effective Wednesday, October 15, 2003, the Company's common stock will be quoted on the OTC Bulletin Board (OTCBB) under the ticker symbol CPNT.OB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CHAMPIONSHIP AUTO RACING TEAMS, INC.

Date: October 30, 2003                      By:  /s/  Thomas L. Carter
                                                 -------------------------------

                                                 Thomas L. Carter
                                                 Chief Financial Officer