Form 10-K
period 2003-12-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2004-08-24
CIK 1051825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

                                 (317) 715-4196
                                 --------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

                                      None

      Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K [ X ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

On June 30, 2004 the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $226,815 based on the last sales price on the Pink Sheets Market of $0.02 per share.

At August 24, 2004, the Registrant had 14,718,134 shares of common stock outstanding.

                           FORM 10-K TABLE OF CONTENTS

Part I
   Item 1:    BUSINESS........................................................................................1
   Item 2:    PROPERTIES......................................................................................8
   Item 3:    LEGAL PROCEEDINGS...............................................................................8
   Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................9

Part II
   Item 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................................................10
   Item 6:    SELECTED CONSOLIDATED FINANCIAL DATA...........................................................12
   Item 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........14
   Item 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................29
   Item 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................29
   Item 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........30
   Item 9A:   CONTROLS AND PROCEDURES........................................................................30

Part III
   Item 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................31
   Item 11:   EXECUTIVE COMPENSATION.........................................................................31
   Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT................................34
   Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................36
   Item 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES.........................................................41

Part IV
   Item 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................42
SIGNATURES

CERTIFICATIONS

EXHIBITS

                                     PART I

This Annual Report on Form 10-K contains forward-looking statement within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statement that indicate what we "believe," "expect" and "anticipate" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or our achievement to differ materially from those expressed or implied by such forward-looking statement. Such factors include, among others, the information contained under the captions Part I, Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors that May Affect Future Results" in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. We undertake no obligation to publicly release the results of any revisions of these forward-looking statements. You are strongly urged to read the information set forth under the captions Part I, Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these significant risks and uncertainties.

ITEM 1: BUSINESS

INTRODUCTION

      Championship Auto Racing Teams, Inc. (the Company), through CART, Inc. its wholly-owned subsidiary, owned, operated and sanctioned the open-wheel motorsports series known in 2003 as the Bridgestone Presents the Champ Car World Series Powered By Ford. CART, Inc. was responsible for organizing, marketing and staging each of the races in the Champ Car World Series.

      In February 2004, we completed the sale of substantially all of our operating assets to Open Wheel Racing Series, LLC. (Open Wheel), most of our employees resigned and accepted employment with Open Wheel and we ceased operations. We cannot list here all the risks and uncertainties that could cause our actual future financial results to differ materially from our present expectations or projections regarding the estimated distribution to shareholders, but we can identify many of them. These are set forth in "Factors That May Affect Future Results."

      The following information is presented primarily for historical purposes and should be read noting that the Company is no longer involved in an active business. As you read the following you should also refer to the consolidated financial statements and related notes contained in this report, as well as item 6, "Selected Consolidated Financial Data."

      In 2003, in light of the significant near term financial challenges that faced the Company, we retained the investment banking firm of Bear Stearns & Co. Inc. to assist us in exploring financing and other strategic alternatives available to us. On August 18, 2003, the Company announced it had received a proposal from Open Wheel and was engaged in negotiations regarding a possible transaction with Open Wheel. Subsequently, on September 10, 2003, the Company and Open Wheel announced that they had signed a definitive merger agreement providing for Open Wheel to acquire the Company for cash equivalent to $0.56 per share, based on the number of shares of Company common stock then outstanding. On December 15, 2003, we announced that the merger agreement was terminated, and we subsequently entered into an agreement with Open Wheel to sell certain of the assets of CART, Inc. to Open Wheel, and Open Wheel agreed to assume certain contractual obligations in connection with the bankruptcy of CART, Inc., all as described below.

      In the past two years, our financial condition has deteriorated significantly. CART, Inc., our wholly owned subsidiary that operated the Champ Car World Series, experienced a significant reduction in revenue from all of its previous revenue sources, including sanction fees, television programming and sponsorship fees. At the same time, race promoters, who were critical partners in the Champ Car World Series, also experienced a deterioration in their financial condition. This deterioration was primarily attributable to a decrease in promotional and advertising expenditures by corporations due to the general downturn in the economy, decreased attendance at some race venues as a result of the split with the Indy Racing League and competition from NASCAR, which experienced rapid growth during this period. In addition, during this period, two of the three engine manufacturers which supplied engines for the Champ Car World Series left the series to participate in the Indy Racing League. Our teams, which were supported to a significant degree by engine manufacturers and their suppliers, were being encouraged to follow those manufacturers to the Indy Racing League. The teams that elected to participate in the Champ Car World Series experienced a dramatic loss of sponsorship revenue related to the departed engine manufacturers as well as the adverse economic conditions that caused companies to cut back promotion and advertising of their brands. In addition, the teams experienced increased costs because they were required to pay for the lease of engines as compared to receiving complimentary engine leases in the past. These conditions required CART, Inc. to expend significant amounts of capital on entry support programs and team participation payments to encourage teams to remain in the Champ Car World Series with the anticipation that the economic climate for the Champ Car World Series would improve in 2004.

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

      During 2001, CART, Inc. began negotiations for a new television agreement to replace its existing fixed fee television agreement that was due to expire at the end of the 2001 season. The existing agreement guaranteed that at least half of the Champ Car World Series races would be shown on network television (ABC) and the balance of the races would be shown on the ESPN cable network. That agreement provided a guaranteed amount of income with no offsetting expenses. Unfortunately, CART, Inc. was unable to negotiate an acceptable fixed fee television agreement to replace the agreement that expired at the end of 2001. Therefore, beginning in 2002, CART, Inc. began buying the air-time and bearing the production costs for its television broadcasts in order to provide its race sponsors, race promoters and team sponsors with adequate television coverage of its races. CART, Inc.'s television revenue thus became dependent solely upon advertising and international rights sales. In addition, the new television agreements provided for fewer network broadcasts and a significant number of races broadcast on a cable network with less exposure than ESPN. Due to the adverse economic and industry developments described in the previous paragraph and CART, Inc.'s limited experience with selling television advertising, the revenue generated from sales of television advertising was significantly less than the costs to produce and air the television broadcasts.

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

      As a result of the foregoing, by the middle of 2002 it had become apparent to CART, Inc. that it would need to find a way to retain its remaining teams and attract new teams in order to have 18 to 20 race cars in the field for the 2003 season. Failure to field 18 to 20 race cars would, depending on the agreements, have resulted in defaults under certain promoter and television agreements. In light of the circumstances, CART, Inc. believed that the only way to retain existing teams and attract new teams would be to provide participating teams with additional financial support. CART, Inc. believed that this support would result in increased team participation in 2003 and would give it the opportunity to market its television and sponsorship rights on a profitable basis. Therefore, in August 2002, CART, Inc. announced its entry support program and increased its existing team participation payments in order to ensure adequate team participation in the 2003 Champ Car World Series. The entry support program and the team participation payments provided a total of $42,500 in cash payments to teams, per race, for each car entered in the 2003 Champ Car World Series. These payments amounted to a total of $14.5 million for the 2003 Champ Car World Series. These payments were in addition to prize money and other non-monetary benefits that accrued to participating teams. In October 2002, recognizing the difficulties the teams were having in securing sponsorship, CART, Inc. announced its commitment to spend an aggregate amount of $30 million in team assistance payments, which would be in addition to the entry support program and team participation payments. In exchange for the entry support, team participation and team assistance payments, the teams agreed to participate in the Champ Car World Series for the entire 2003 season and granted CART, Inc. the right to sell certain advertising space on the teams' racecars. CART, Inc. planned to package this advertising opportunity with its advertising inventory from television and self-promoted races. CART, Inc. believed this would provide an integrated marketing opportunity to sponsors whereby they could participate at the team, race event and series levels. However, CART, Inc. was unsuccessful in selling the integrated advertising packages.

      On October 29, 2002, the Company retained Bear Stearns to act as its financial advisor in its consideration of strategic alternatives to increase stockholder value.

      At that time, management, at the direction of the board of directors, began developing a four-year business plan incorporating the changing business model discussed above, including financial forecasts for the four fiscal years ending December 31, 2006. From October 2002 to April 2003, the Company's management worked with an outside consultant to develop the business plan.

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

      On December 2, 2003, we announced that representatives of Open Wheel informed the Company that Open Wheel believed that a number of conditions of the pending merger between the parties would not be satisfied by the time of the special meeting of stockholders that was scheduled for December 19, 2003. The Company considered Open Wheel's position and believed that it was unlikely that the condition requiring the absence of a material adverse effect would be satisfied because it expected that there would be a net decrease in the number of teams planning to participate in the series for the 2004 season from the number that participated in the 2003 season. Open Wheel indicated it would not waive any condition of the closing.

      On December 15, 2003, we announced that we had entered into an Asset Purchase Agreement ("the Agreement") with Open Wheel. The Agreement would allow Open Wheel to purchase the assets of CART, Inc. needed to operate the Champ Car World Series and the stock of Pro-Motion Agency, Inc., our subsidiary that operates the Toyota Atlantics series. In addition, Open Wheel would assume from us and CART, Inc. the rights and obligations under certain promoter, sponsor and other contracts. Open Wheel indicated that it intended to continue to operate the Champ Car World Series and the Toyota Atlantic series. The total consideration that would be paid under the agreement was $3.0 million less $1.5 million in 2003 prize money to teams who were not affiliated with Open Wheel; which was an obligation of CART, Inc. that would be assumed by Open Wheel.

      The Agreement terminated the previously announced merger agreement that had been entered into between Championship and Open Wheel on September 10, 2003.

      On December 16, 2003, CART, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Section in the United States Bankruptcy Court Southern District of Indiana (RE CART, Inc., Case No. 03-23385-FJO-11).

      An Amendment by Interlineation (the "Amendment") with respect to the Agreement was entered into on January 15, 2004 to reflect the change in consideration and the assumption of certain claims.

      Pursuant to a January 28, 2004, court order, on February 13, 2004, the assets of CART, Inc., the stock of Promotion Agency, LTD. and CART Licensed Products, Inc., were sold to Open Wheel for total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principles of Open Wheel for the 2003 race season, forgiveness of $1.3 million in prize money due teams affiliated with the principles of Open Wheel and the assumption of certain promoter, sponsor and other contracts.

      We currently intend to liquidate our remaining assets, pay off our remaining liabilities, and complete the process of liquidation and winding up the Company's affairs as soon as practicable. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time, but will consider this option when the liquidation and bankruptcy of our subsidiary CART, Inc. is complete and after approval by our shareholders. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries, severance and related costs, legal and accounting fees, as well as payments to a liquidation trustee. While we cannot currently make a precise estimate of the expenses, we believe that a significant portion of our current cash may be required to pay the above expenditures.

      Our 10-K is being filed late because of our inability to complete the audit of our year end financial statements. Because of the complications resulting from the bankruptcy of CART, Inc. we were unable to file timely the 10-K. In addition, we failed to file the Forms 10-Q for the quarters ended March 31, 2004 and June 30,2004. We anticipate that the Form 10-Q for the quarter ended March 31, 2004 will be filed coincident with this filing. The information being provided herein should be viewed primarily as historical information since we are no longer actively engaged in any business. Our plan is to complete the bankruptcy of CART, Inc. and thereafter to propose to our shareholders a plan of liquidation and dissolution of the Company. This process involves numerous risks and uncertainties. You should review "Factors That May Affect Future Results" herein.

GLOSSARY

      Sanction Fees. Sanction fees were received from the promoters of our races (other than races we promoted). The fees were based on contracts between the promoters and CART, INC.. Under certain agreements, we had the right to receive a share of the net income from the event.

      Sponsorship Revenue. We received corporate sponsorship revenue based on negotiated contracts. For 2003, we had corporate sponsorship contracts with 12 major manufacturing and consumer products companies.

      Beginning in 2003, we developed an Entrant Support Program as a part of an enhanced incentive program we developed with our teams. Under the program, we provided financial support to new and existing teams to run in the Champ Car World Series and, in exchange, each team provided logo space on its cars for Champ Car-designated sponsors to advertise.

      Television Revenue. In 2002, we had contracts for domestic television rights with Fox, Speed Channel and CBS. We had seven races broadcast on CBS, one race broadcast on FOX and the balance of the races were broadcast on Speed Channel. We bought the air-time and paid for production (See "Television Expenses") for the CBS and Fox races and received the advertising inventory. We, along with our agents, were responsible for selling the advertising time. Speed Channel produced and provided the air time, at their cost, for races to be broadcast on their network. In addition, Speed Channel aired Champ Car practice and qualifying, a half-hour pre-race show and a weekly magazine show. Speed Channel retained the advertising inventory and income for all shows aired on their network.

      In 2002, International television rights were with Fittipaldi USA (Brazil), Gold Coast Motor Events Co. (Australia), Molstar (Canada), Promotion Entertainment of Mexico LLC (Mexico), Sports Television Incorporated (Japan), and Octagon CSI.

      A rights fee was paid to us by each international broadcast partner for rights to air the CART race either live, time-delayed or as a highlight package, in the country where they held our rights.

      In 2003, we had contracts for our domestic television rights with CBS and Speed Channel. We broadcasted six races on CBS and the balance on Speed Channel. We bought the air-time and paid for production for the CBS races. Speed Channel provided the air-time for the races aired on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We paid for production for the races to be broadcast on their network. We received the advertising inventory for all shows aired on both networks and we were responsible for selling the advertising.

      In 2003, International television rights were with Fittipaldi USA (Brazil), Gold Coast Motor Events Co. (Australia), Molstar (Canada), Promotion Entertainment of Mexico LLC (Mexico), and Octagon CSI (all others).

      A rights fee was paid to us by each international broadcast partner for rights to air the Champ Car race either live, time-delayed or as a highlight package, in the country where they held our rights.

      Race Promotion Revenue. In 2002, we promoted the races in Chicago, Illinois and Miami, Florida. In 2003, we promoted six of our races. Race promotion revenue included all the commercial rights associated with promoting a Champ Car event, such as admissions, event sponsorship and hospitality sales.

      Engine Leases. In 2003, we purchased the engines that were used for the 2003 Champ Car World Series race season. Each team was required to use these engines in order to compete in the series. We leased the engines to the teams for $100,000 per car per year.

      Other Revenue. Other revenue included membership and entry fees, contingency awards money, royalties, commissions and other miscellaneous revenue items. Membership and entry fees were payable on an annual basis by Toyota Atlantics Championship competitors. In addition, we charged fees to competitors for credentials for all team participants and driver license fees for all drivers competing in the series. We received royalty revenue for the use of the CART service marks and trademarks on licensed merchandise that was sold both at tracks and at off-track sites. We received commission income from the sale of chassis and parts to our support series teams.

      Race Distributions. We paid the racing teams for their on-track performance. Race distributions included the following for each event:

      -     event purse which was paid based on finishing position

      -     contingency award payments

      - year-end point fund, which was paid on year end finishing position (except during 2003)

      -     participation payments

      -     entrant support payments

      -     team assistance

      We paid awards to the teams, based on their cumulative performance for the season, out of the year-end point fund. Participation payments were made in 2003 to each of our entries on a per car, per race basis. In addition, entrant support payments were made to participating teams as part of a financial incentive plan to attract and retain teams to compete in our series. The payments were made to teams in exchange for logo advertising space on their cars. We had the opportunity to sell and retain the revenue from the advertising. In 2003, we provided assistance to certain teams to ensure that there were a sufficient number of race cars competing in our series. We spent $31.8 million in team assistance, spread out over the race season, to make sure there were a sufficient number of healthy competitors for the 2003 season. In exchange for the team assistance we received certain sponsorship rights from the team.

      Race Expenses. We were responsible for officiating and administering all of our events. Costs primarily included officiating fees, travel, per diem and lodging expenses for the following officiating groups:

      -     medical services

      -     race administration

      -     race officiating and rules compliance

      -     registration

      -     safety

      -     technical inspection

      -     timing and scoring

      Race Promotion Expenses. In 2002, we co-promoted two races. In 2003, we promoted six of our own events. Race promotion expenses related to all costs associated with staging a Champ Car event include track rental, personnel costs and promotion of the event.

      Television Expenses. In 2002, we bought the air time at approximately $235,000 per hour and paid approximately $3.4 million for production for our CBS and FOX races. We also incurred expenses for our international production of $2.3 million. For domestic television rights with respect to the CBS and FOX broadcasts, we received the advertising inventory which we and our agents sold, to partially offset these expenses. We also received a guaranteed rights fee from our international broadcast partners to partially offset these costs. (See "Television Revenue")

      In 2003, we bought the air time at approximately $240,000 per hour for our CBS races. Speed Channel provided the air time for the races aired on their network, including Champ Car practice and qualifying and a half-hour pre-race show. We paid for production costs associated with the races to be broadcast on their network. We also incurred expenses for our international production for all of our races.

      Administrative and Indirect Expenses. Administrative and indirect expenses included all operating costs not directly incurred for a specific event:

      -     administration

      -     marketing and advertising

      -     sponsorship sales and service

      -     public relations

EMPLOYEES

      As of March 31, 2004, we had three employees and two employees as of July 31, 2004. In connection with our intention to dissolve the company in the future, we have retained these employees for the purpose of executing the dissolution process, including winding down the Company, CART, Inc. and Raceworks, LLC.

ITEM 2: PROPERTIES

      We have sublet our office space in Indianapolis, Indiana (approximately 64,000 square feet) to Open Wheel on terms that are substantially the same as our current lease. Annual lease payments under the obligation are $308,965. Similarly, annual charges to Open Wheel under the sublease are $308,965. We remain liable on such lease, which has future lease payments as of March 31, 2004 of $2.1 million, and expires in October 31, 2010. We have retained office space in this building, at no cost to us, for administrative purposes to execute our plan to liquidate and dissolve our business.

ITEM 3: LEGAL PROCEEDINGS

      On November 4, 2003, 88 Corp. filed suit against CART, Inc. in the United States Federal District Court for the Central District of California. 88 Corp., the promoter of the CART Champ Car World Series race at the California Speedway in Fontana, California, claimed that the race which was to be held on November 2, 2003 was canceled due to a "force majeure" and requested a judicial determination as to whether or not the organizational and rights fee of $2.5 million, previously paid by 88 Corp. to CART, minus reasonable expenses incurred by CART, should be refunded to 88 Corp. As a result of the bankruptcy of CART, this litigation was suspended. 88 Corp. has filed a proof of claim against CART in the bankruptcy court proceedings requesting repayment of the $2.5 million, imposition of a constructive trust, and such other relief as the bankruptcy court deems appropriate. CART has objected to the claim and has asserted against 88 Corp. a claim for wrongful termination of the sanction agreement as it relates to the 2003 and 2004 races in the amount of $5.2 million. These claims are currently pending in bankruptcy court and we are unable to make a determination as to the likelihood of an unfavorable outcome or estimate the amount or range of the recovery or loss.

      On December 16, 2003, CART, Inc., the Company's wholly owned subsidiary, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of Indiana, Indianapolis Division. CART, Inc.'s Chapter 11 Plan has been filed with the Bankruptcy Court. Based upon filings by creditors of CART, Inc. , there will be claims by creditors against CART, Inc. which could result in litigation against CART, Inc. in Bankruptcy Court. The Company is currently unable to determine the extent of these asserted claims and whether or not they will ultimately result in litigation involving CART, Inc.

      On December 12, 2003, S. R. Holdings Co., filed an action against the Company and Raceworks, LLC, its wholly owned limited liability company, for an alleged breach of contract to provide concession services at the Champ Car World Series race held in Miami, Florida in 2003 and in future years. The case was filed in the Circuit Court of Miami, Dade County, Florida. The Company filed answer denying all allegations. Raceworks filed an answer denying all allegations and asserted a counterclaim for breach of the agreement by S.R. Holdings for failure to make a minimum payment to Raceworks. The Company is unable to make a determination as to the likelihood of an unfavorable outcome or estimate of the amount or range of possible loss.

      On August 5, 2004 the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1,500,000 in July of 2002 which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy by filing under Chapter 11 of the Bankruptcy Code. The Company has not filed an answer at this point in time and is unable to make a determination as to the likelihood of an unfavorable outcome. The range of the possible loss is up to $1,500,000.

      We may become involved in other litigation not specifically identified above.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

          STOCKHOLDER MATTERS

            Our common stock was traded on The New York Stock Exchange under the trading symbol "MPH" until October 15, 2003. From October 16, 2003 to the present, our common stock has been trading on the over-the-counter bulletin board under the ticker symbol "CPNT.PK." As of July 31, 2004, we had 14,718,134 shares of common stock outstanding and approximately 574 record holders of our common stock.

      In the following table we have provided the high and low sales price for our common stock, as reported by the NYSE for each calendar quarter of 2002 and 2003 (through October 15, 2003). From October 16, 2003 through the end of the fourth quarter of 2003 and through June 30, 2004, the following table shows the high and low sales prices of our common stock as reported on the over-the-counter bulletin board.

Quarter Ended                                       High             Low
-------------                                       ----             ---
2004
First Quarter                                      $0.16           $0.095
Second Quarter                                      0.13             0.02

2003
First Quarter                                      $4.13            $2.72
Second Quarter                                      3.95             2.40
Third Quarter                                       2.57             0.58
Fourth Quarter (through October 15, 2003)           0.62             0.53
Fourth Quarter (from October 16, 2003)              0.56             0.09

2002
First Quarter                                     $17.00           $13.78
Second Quarter                                     14.50             8.05
Third Quarter                                       9.42             3.54
Fourth Quarter                                      5.10             3.49

      We have not declared or paid any dividends on our common stock to date.

      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2003. Descriptions of the plans are included in footnote 13 of our consolidated financial statements. Each of these plans have been previously approved by the Company's stockholders.

                                              (A)                        (B)                Number of securities
                                    Number of Securities to       Weighted-average         remaining available for
                                    be issued upon exercise       exercise price of      future issuance (excluding
                                    of outstanding options,     outstanding options,       securities reflected in
          Plan Category                warrants, rights           warrants, rights              column (A))
          -------------                -----------------          -----------------             -----------
Equity compensation plans
approved by security holders:

(1)  1997 Employee and Director
Stock Option Plans                           85,302                    $20.77                       none*

(2)  1997 Director Stock Option
Plan                                         90,000                    $20.77                       none*

(2)  2001 Long-Term Stock
Incentive Plan                             1,029,300                   $11.65                     470,700

Equity compensation plans not
approved by security holders
                                              none                 not applicable              not applicable
                                              ----                 --------------              --------------
      Total                                1,204,602                   $12.98                      470,700
                                           =========                   ======                      =======

--------------------
* No further options will be granted under either the 1997 Stock Option Plan or the 1997 Director Stock Option Plan.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data, as of and for each of the five years in the period ended December 31, 2003, are derived from our audited consolidated financial statements. The selected consolidated financial data below should be read in combination with our consolidated financial statements and related notes contained elsewhere in this document and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                             2003              2002           2001           2000          1999
                                                             ----              ----           ----           ----          ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
Revenues:
  Sanction fees                                            $  24,720       $  36,607       $  47,226       $  38,902      $  35,689
  Sponsorship revenue                                          7,777          10,150          12,314          21,063         19,150
  Television revenue                                           1,889           4,538           5,228           5,501          5,018
  Race promotion revenue                                      10,772           1,417              --              --             --
  Engine leases, rebuilds and wheel sales                      1,900              --           1,286           2,122          2,054
  Other revenue                                                2,638           4,533           4,209           7,460          6,865
                                                           ---------       ---------       ---------       ---------      ---------
         Total revenues                                       49,696          57,245          70,263          75,048         68,776
Expenses:
  Race distributions (1)                                      60,850          19,797          18,599          15,370         15,334
  Race expenses                                                8,059          10,823          10,618           9,869          6,670
  Race promotion expense                                      20,844           9,687              --              --             --
  Costs of engine rebuilds and wheel sales                        --              --             348             652            610
  Television expense                                          14,941          10,975              --              --             --
  Administrative and indirect expenses (2)                    20,567          27,756          35,605          25,275         20,646
  Merger charges                                               1,953              --              --              --             --
  Bad debt-sponsorship partner (3)                                --              --              --           6,320             --
  Litigation expenses (4)                                      2,660              --           3,547              --             --
  Relocation Expense                                              --           1,422              --              --             --
  Asset impairment and strategic charges (5)                   9,580              --           8,548              --             --
  Depreciation and amortization                                3,841           1,436           1,493           1,352          1,048
                                                           ---------       ---------       ---------       ---------      ---------
         Total expenses                                     (143,295)         81,896          78,758          58,838         44,308
                                                           ---------       ---------       ---------       ---------      ---------
Operating income (loss)                                      (93,599)        (24,651)         (8,495)         16,210         24,468
Realized gain (loss) on sale of investments                      400              26              --              --             --
Interest income                                                1,274           3,762           7,033           7,463          5,255
                                                           ---------       ---------       ---------       ---------      ---------
Income (loss) before income taxes                            (91,925)        (20,863)         (1,462)         23,673         29,723
Income tax expense (benefit)                                     427          (7,302)           (512)          8,520         10,865
                                                           ---------       ---------       ---------       ---------      ---------
Income (loss) before effect of accounting change             (92,352)        (13,561)           (950)         15,153         18,858
Cumulative effect of accounting change                            --            (956)             --              --             --
                                                           ---------       ---------       ---------       ---------      ---------
Net income (loss)                                          $ (92,352)      $ (14,517)      $    (950)      $  15,153      $  18,858
                                                           =========       =========       =========       =========      =========
Earnings (loss) per share before cumulative effect of
   accounting change:
         Basic                                             $   (6.27)      $   (0.92)      $   (0.06)      $    0.97      $    1.22
                                                           =========       =========       =========       =========      =========
         Diluted                                           $   (6.27)      $   (0.92)      $   (0.06)      $    0.97      $    1.22
                                                           =========       =========       =========       =========      =========
Net earnings (loss) per share:
         Basic                                             $   (6.27)      $   (0.99)      $   (0.06)      $    0.97      $    1.22
                                                           =========       =========       =========       =========      =========
         Diluted                                           $   (6.27)      $   (0.99)      $   (0.06)      $    0.97      $    1.19
                                                           =========       =========       =========       =========      =========
Weighted average shares outstanding:
         Basic                                                14,718          14,718          15,289          15,624         15,427
                                                           =========       =========       =========       =========      =========
         Diluted                                              14,718          14,738          15,289          15,657         15,908
                                                           =========       =========       =========       =========      =========

                                                          AS OF DECEMBER 31,
                                                          ------------------
                                   2003          2002          2001          2000          1999
                                   ----          ----          ----          ----          ----
                                                            (In Thousands)
BALANCE SHEET DATA:
 Cash and cash equivalents       $  3,211      $  6,773      $ 27,765      $ 19,504      $  7,216
 Short-term investments             7,356        79,489        87,621        98,206        91,758
 Working capital (deficit)          4,838        92,288       111,604       119,953        99,480
 Total assets                      20,045       114,451       132,941       144,101       124,887
  Long-term debt (including
   current portion)                 1,750            --            --            --            --
 Total stockholders' equity      $ 10,121      $103,018      $117,936      $133,894      $114,330

(1) Distributions for the year ended December 31, 2003, include team assistance, entry support and participation payments. Distributions for the years ended December 31, 2002 and 2001 include reimbursement of overseas travel expenses to race teams.

(2) Administrative and indirect expenses for the years ended December 31, 2001 and 2000 include severance payments to former employees of $4,329 and $2,758, respectively.

(3) Bad debt expense relates to a charge associated with our sponsorship agreement with ISL Marketing AG.

(4) Litigation expense for the year ended December 31, 2003, relates to the settlements attributable to an arbitration settlement of $1.75 million paid in August 2003, to Engine Developments Ltd. in a breach of contract case over a contract to purchase engines, a settlement of $400 in a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., settlement of contract disputes with ESPN television of $250 over the canceled Texas Motor Speedway race, an arbitration award to Action Performance Companies, Inc. of $900 in a breach of contract case in regard to a licensed merchandise contract, and settlement of $500 for an early termination of a sanction agreement with IMSA in regard to a race in Miami, Florida. The expenses were partially offset by receipt of $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter. Litigation expense for the year ended December 31, 2003 relates to a settlement with Texas Motor Speedway ("TMS") for the postponement of a race at TMS during 2001.

(5) Asset impairment charges for the year ended December 31, 2003, relates to the write down of certain long lived assets in connection with the "Asset Purchase Agreement" entered into with Open Wheel in December of 2003 and the write down of intangible assets and long lived assets in connection with Raceworks, LLC our subsidiary that operated the race in Miami, Florida. The asset impairment charges for the year ended December 31, 2001 relate to the discontinuance of operations of the Dayton Indy Lights Championship effective at the conclusion of the 2001 race season.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Championship Auto Racing Teams, Inc. is engaged in the process of orderly liquidation of its remaining assets, the winding up of its business, and the dissolution of the Company.

      Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. The risks and uncertainties that could cause our actual future financial results to differ materially from our present expectations or projections regarding the estimated distribution to shareholders are set forth in "Factors That May Affect Future Results."

      The following information is presented primarily for historical purposes and should be read noting that the Company is no longer involved in an active business. As you read the following you should also refer to the consolidated financial statements and related notes contained in this report, as well as item 6, "Selected Consolidated Financial Data."

DISCONTINUANCE OF INDY LIGHTS

      The financial results below include the operations of American Racing Series ("ARS") which operated the Dayton Indy Lights Championship series. At the end of the 2001 season, we discontinued the operations of ARS and the Dayton Indy Lights Championship series. (See Footnote 12 to our consolidated financial statements included in Item 15 of this report.) All revenues and expenses related to the Dayton Indy Lights Championship series ceased for 2002 and beyond.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

      Significant accounting estimates include accounting for allowance for doubtful accounts for accounts receivable, impairment of tangible and intangible assets, income taxes and related valuation allowance and certain contingent liabilities.

      We believe that the estimates, assumptions and judgments involved in the accounting policies described below did not have a material impact on our financial statements for the year ended December 31, 2003. However, as we wind down the Company, our financial position will be based on a number of estimates which will have or may have a significant effect on the Company's financial condition. These estimates are subject to the risks and uncertainties which we describe in this report. Actual results, therefore, could differ from those estimated.

      We review the valuation of our accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on managements assessment of conditions that might impact the collectibility of accounts.

      We adopted FASB Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets," effective January 1, 2002. The statement requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. The statement also requires that we test our goodwill and intangible assets for impairment upon adoption of the statement and periodically thereafter. Our goodwill was associated with our acquisitions of Pro-Motion Agency, Inc., CART Licensed Products, LP, and Raceworks, LLC on April 10, 1998, January 1, 1999, and March 7, 2003, respectively. Upon adoption of the statement, we recorded a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of the goodwill related to the acquisition of Pro-Motion Agency, Inc. and CART Licensed Products, L. P. An analysis of the goodwill associated with the acquisitions of Raceworks, LLC was conducted subsequent to the race that was held in Miami, Florida in September of 2003. The operating results and cash flows were significantly lower than expected which was an indication of impairment. The Company recognized a non-cash asset impairment of $1.3 million to write-off goodwill and other intangible assets related to the acquisition. The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Our analysis are subjective and are based on conditions existing at the time the assumptions are made. Actual results could differ materially from those assumptions.

      Our estimates of deferred tax assets and liabilities and their related valuation allowances and the significant items giving rise to deferred tax assets and liabilities reflect our assessment of actual future taxes to be paid or tax refunds to be received. Actual income taxes could vary significantly from these estimates due to adjustments resulting from final review of our tax returns by taxing authorities.

      Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation. We are involved in litigation as a part of our normal course of business (refer to Item 3: Legal Proceedings). When a complaint is filed by or against the Company, we disclose the complaint in our financial statements. When a claim against us is probable and estimable, we record the expense. When we are the party filing the claim, we do not record a gain contingency until a settlement for the claim for damages is received.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      Revenues. Total revenues for 2003 were $49.7 million, a decrease of $7.5 million, or 13%, from 2002. This was due to a decrease in sanction fee revenues, sponsorship revenue, television revenue and other revenue, partially offset by an increase in race promotion revenue and engine leases as described below.

      Sanction fees for 2003 were $24.7 million, a decrease of $11.9 million, or 32%, from 2002. The decrease was partially due to a decrease in the number of races for which we received a sanction fee. In 2002, we staged 19 races and received a sanction fee from 17 of those races, compared to 2003 when we received a sanction fee with respect to 13 races. In 2003, we promoted the races in Kent, United Kingdom, Lausitz Germany, Portland, Oregon, Cleveland, Ohio, Lexington, Ohio and Miami, Florida and did not receive sanction fees for these events. The results for these events are reported in race promotion revenue and race promotion expense. In 2002, we received sanction fees from races in Motegi, Japan of $4.5 million, Rockingham, United Kingdom of $2.8 million, Portland, Oregon of $1.4 million, Cleveland, Ohio of $900,000 and Lexington, Ohio of
$1.2 million. In 2003, we also entered into amended agreements with certain promoters pursuant to which we reduced the originally contracted sanction fee.

      Sponsorship revenue for 2003 was $7.8 million, a decrease of $2.4 million, or 23%, from 2002. This decrease was primarily attributable to the loss of our title sponsor in the amount of $5.0 million after the 2002 season, the decrease was partially offset by an increase in 2003 sponsorship income from our two presenting sponsors in the amount of $2.5 million.

      Television revenue for 2003 was $1.9 million, a decrease of $2.6 million, or 58%, from 2002. The decrease was due to a reduction in television advertising revenues of $800,000, due to a decrease in the amount of available ads sold and a reduction in ad prices due to a decline in television ratings of our shows. In addition, international rights fees declined by $1.9 million, due to a decrease in demand for our television show and inability to sell advertising for our show in the Brazilian market which in past years had been one of our most profitable markets internationally.

      Race promotion revenue for 2003 was $10.8 million, an increase of $9.4 million or 660%, from 2002. The increase was due to staging six self-promoted events in 2003 compared to two in 2002. In 2003, we promoted the races in Kent, United Kingdom, Lausitz Germany, Portland, Oregon, Cleveland, Ohio, Lexington, Ohio and Miami, Florida. In 2002 we promoted the races in Chicago, Illinois and Miami, Florida. The corresponding expenses are reported in race promotion expense below.

      Engine leases for 2003, were $1.9 million with no corresponding revenue in 2002. In 2003, we purchased the engines that were used for the 2003 Champ Car World Series race season. Each team was required to use these engines in order to compete in the series. We leased the engines to the teams for $100,000 per car per year.

      Other revenue for 2003 was $2.6 million, a decrease of $1.9 million, or 42%, from 2002. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The decrease was primarily due to the discontinuance of membership, entry fees and pop-off valve leases for the Champ Car Series in 2003; a reduction of $600,000, and fewer entries in our Toyota Atlantic series which reduced entry fees and parts commissions by $500,000. In addition, there was a reduction in non-recurring miscellaneous income. In 2002, we received an insurance settlement reimbursement of $500,000 and a breach of contract settlement for $500,000.

      Expenses. Total expenses for 2003 were $143.3 million, an increase of $61.4 million, or 75%, from 2002. This increase was due to higher race distributions, race promotion expenses, television expenses, merger and strategic charges, litigation expense, asset impairment and strategic charges and depreciation and amortization, partially offset by a reduction in race expenses, administrative and indirect expenses and relocation expense as described below.

      Race distributions for 2003 were $60.9 million, an increase of $41.1, million or 207%, from 2002. The increase was primarily due to in 2003, we provided assistance to certain teams to ensure that there were a sufficient number of race cars competing in our series. We paid $31.8 million in team assistance in 2003 compared to $2.0 million in 2002. The increase was also partially due to an increase in participation payments that we made to all of our teams, from $10,000 per car per race in 2002 to $20,000 per car per race in 2003. In addition, for the 2003 Champ Car World Series we began an entrant support program where we made payments of $22,500 per car per race to each participating team. In 2003, we paid $14.5 million in participation and entry support payments compared to $3.5 million in 2002.

      Race expenses for 2003 were $8.1 million, a decrease of $2.8 million, or 26%, from 2002. The decrease is partially due to a decrease in freight expenses of $800,000, related to the race in Rockingham, England in 2002. The freight expenses were related to transporting the cars and equipment for the two races scheduled to be conducted in Europe. The German promoter filed for bankruptcy in 2002 and the race was canceled; in an amendment to the original agreement for the Rockingham race, CART agreed to pay the German promoter's share of the freight charges. The decrease is also due to a reduction in salaries, fees, per diems and travel expenses of $1.4 million, due to having fewer officials working the events and a $600,000 decrease related to a reduction of our pace car program.

      Race promotion expenses for 2003 were $20.8 million, an increase of $11.2 million, or 115%, from 2002. The increase is due to staging six self-promoted events in 2003 compared to two in 2002. In 2003, we promoted the races in Kent, United Kingdom, Lausitz Germany, Portland, Oregon, Cleveland, Ohio, Lexington, Ohio and Miami, Florida. In 2002 we promoted the races in Chicago, Illinois and Miami, Florida.

      Television expense for 2003 was $14.9 million, an increase of $4.0 million or 36% from 2002. The increase was due to a change in our television agreements from the previous year. In 2002, Speed Channel paid for the production and received the ad inventory for shows aired on their network. In 2003, we paid for the production expenses and received the ad inventory for shows aired on their network.

      Administrative and indirect expenses for 2003 were $20.6 million, a decrease of $7.2 million, or 26%, from 2002. This decrease was primarily attributable to a decrease in, marketing and advertising of $3.4 million, sales costs related to the loss of our tile sponsor of $2.2 million, professional fees of $850,000 and salary and employee related expenses of $594,000, due to a reduction in the workforce from 2002.

      Merger charges for 2003 was $2.0 million with no corresponding expense in the prior year. This expense was attributable to legal and consulting expenses associated with the terminated merger and subsequent asset purchase agreement entered into with Open Wheel Racing, LLC.

      Litigation expense for 2003 was $2.7 million with no corresponding expense in the prior year. This expense was partially attributable to an arbitration settlement of $1.75 million paid in August 2003, to Engine Developments Ltd. in a breach of contract case over a contract to purchase engines, a settlement of $400,000, in a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., settlement of contract disputes with ESPN television over the canceled Texas Motor Speedway race of $250,000, an arbitration award to Action Performance Companies, Inc. in a breach of contract case in regard to a licensed merchandise contract of $931,000, and settlement of early termination of a sanction agreement with IMSA of $500,000, in regard to a race in Miami, Florida. The expenses were partially offset by receipt of $1.0 million from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter.

      Relocation expenses for 2002 were $1.4 million with no corresponding expense in the current year. This expense relates to moving our headquarters from Troy, Michigan to Indianapolis, Indiana.

      Asset impairment charges for 2003 were $9.6 million with no corresponding expense in the prior year. The charges partially relate to impairment of long-lived assets associated with the bankruptcy of CART, Inc. and the court approved "Asset Purchase Agreement" entered into with Open Wheel Racing Series, LLC of $4.5 million. In addition, the impairment charges include the write-down of goodwill and long lived assets of $5.1 million, associated with our subsidiary Raceworks, LLC, which was the promoter of the race in Miami, Florida. In December of 2003 it was determined that it was not feasible to continue holding races in the Miami market; the impairment expense is the write-down to fair value of the tangible and intangible assets related to this subsidiary.

      Depreciation and amortization for 2003 was $3.8 million, compared to depreciation and amortization of $1.4 million for 2002. The increase was primarily attributable to the depreciation related to the engines we purchased in 2003 that were leased to teams in the 2003 Champ Car Series.

      Interest Income. Interest income for 2003 was $1.3 million, compared to interest income (net) of $3.8 million for 2002. The decrease of $2.5 million was primarily attributable to a decrease in interest rates and available cash balances.

      Income Tax Expense/Benefit. Income tax expense for 2003 was $427,000, compared to an income tax benefit of $7.3 million in 2002. Due to the Company winding up its business and dissolving, management does not believe that any future tax benefit will be realized, therefore, the tax benefit for 2003 has been completely reduced by a valuation allowance. The 2003 tax expense relates to foreign taxes paid where no future foreign tax credit will be realized. The effective tax rate for 2002 was 35%.

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

      Television revenue for 2002 was $4.5 million, a decrease of $690,000, or 13%, from 2001. The decrease was due to a change in our television agreements from the previous year. In 2001, we received a guaranteed rights fee for both our domestic and international television rights. In 2002, we purchased the air-time, and we received the advertising revenue for our races broadcast on network television. We also received rights fees for the international broadcasts of all of our races. The advertising revenue and rights fees received in 2002 were less than the guaranteed rights fee received in 2001. The corresponding expenses are reported in television expenses.

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

      Race expenses for 2002 were $10.8 million, an increase of $205,000, or 2%, from 2001. This increase is primarily due to freight expenses related to the race in Rockingham, England. In 2001, the freight expenses related to transporting the cars and equipment to Europe were paid by the promoters. In an amendment to the original agreement for the Rockingham race, CART, Inc. agreed to pay these freight charges. The increase is also due to increased salaries, fees and travel expenses in regards to the competition and safety departments. The increase was partially offset by the discontinuance of the Indy Lights Championship.

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

      Administrative and indirect expenses for 2002 were $27.8 million, a decrease of $7.8 million, or 22%, from 2001. This decrease was primarily attributable to a decrease in severance expense, marketing and advertising, professional fees for strategic planning, TV consulting and employee recruitment and the discontinuance of the Indy Lights Championship, partially offset by an increase in bad debt expense, legal fees, public relations and the advance program. An advance program team visited selected race venues prior to the event weekend and invited local media and corporate guests to participate in activities at the track in order to generate excitement in the market prior to the event.

      Litigation expense for 2001 was $3.5 million. There was no corresponding expense in 2002. The charge was a result of a settlement with the Texas Motor Speedway for the cancellation of a race that was to be held in April 2001.

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

      Loss Before Cumulative Effect of Accounting Change. Loss before cumulative effect of accounting change for 2002 was $13.6 million compared to loss before cumulative effect of accounting change of $950,000 for the same period in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have funded our operations and capital expenditures from the proceeds of our public offerings and our cash reserves generated from operations. At December 31, 2003, we had $4.8 million in working capital, and our primary source of liquidity was $3.2 million in cash and cash equivalents. Our cash balance on December 31, 2003 was $3.2 million, a net decrease of $3.6 million from December 31, 2002. This decrease was primarily the result of net cash used in operating activities and financing activities of $69.3 million and $1.0 million respectively partially by net cash proceeds from investing activities of $66.7 million.

      Our short term investment balance on December 31, 2003 was $7.4 million, a net decrease of $72.1 million from December 31, 2002. This decrease was primarily due to funding our operations during 2003.

      In May 2003, the Company entered into an agreement with a third party where we paid for the costs of capital improvements retained by the third party necessary to stage an event where we were the promoter. We accepted an unsecured note of $750,000 for said improvements. In November, of 2003 we terminated the contract due to certain breaches of the contract. Pursuant to the terms of the contract if future races are not held at the facility the note receivable is terminated. Therefore, we wrote off the note in its entirety.

      In June 2003, the Company entered into an amendment to a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is collateralized by all products and proceeds of all other events staged by the promoter at the promoter's facility. We have not received any payments on the note which were to begin on January 1, 2004. After an assessment of the financial condition of the promoter and other considerations, it was determined that the note should be been written-down to management's estimate of its fair value of $150,000 and an impairment loss has been recorded in regard to the note and trade account receivables for $320,139.

CONTRACTUAL OBLIGATIONS

      In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires on October 31, 2010. The total amount due through the life of the lease as of December 31, 2003 is $2.1 million. We have sublet this office space to Open Wheel, on substantially the same terms as our lease and retain office space for our use, at no cost. However, we remain liable on the lease.

      In March 2003, we entered into a lease for office space in Miami, Florida. The lease commenced on June 1, 2003 and was to expire on May 31, 2008. The total amount due through the life of the lease was $478,198. On December 12, 2003 we cancelled and compromised the lease for a payment of $43,941 and the lessor retained the security deposit of $16,058.

      The following table summarizes our contractual obligations as of December 31, 2003, that remain outstanding obligations of the Company as of March 31, 2004. Certain contractual obligations of the Company as of December 31, 2003 were assumed or assigned to Open Wheel in the "Asset Purchase Agreement" finalized in February 2004. The obligations that were assumed or assigned to Open Wheel and are no longer an obligation of the Company are not included in the table below.

                                                                  Payments due by Period
                                                                  ----------------------
                                                        Less Than           1-3             4-5           After 5
Contractual Obligations                   Total           1 Year           Years           Years           Years
-----------------------                   -----           ------           -----           -----           -----
Operating Leases*                       $2,111,261      $  308,965      $  926,895      $  617,930      $  257,471
Other Long-Term Obligations              1,781,000       1,245,000         536,000              --              --
                                        ----------      ----------      ----------      ----------      ----------
Total Contractual Cash Obligations      $3,892,261      $1,553,965      $1,462,895      $  617,930      $  257,471
                                        ==========      ==========      ==========      ==========      ==========

*Sublet to Open Wheel Racing Series for the amounts of lease obligations.

      In July 2002, we guaranteed a $1.8 million commercial term loan in connection with our acquisition of Raceworks, LLC. The Company subsequently assumed this loan in conjunction with the acquisition of Raceworks, LLC and has recorded the loan in its long-term debt. The principal on the loan shall be paid quarterly, starting October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. Payments of principal and interest were paid for the October 2003 and January 2004 installments. The Company was in default of certain financial covenants of the loan. These financial covenants require that total stockholders' equity of the Company not be below $75 million. As a result, the entire amount of the note has been classified as current. On May 10, 2004, the entire principal of the note was paid according to an assignment and release entered into with the holder of the note.

      On March 7, 2003, we acquired 100% of the equity in Raceworks, LLC. The purchase price was $1.2 million, including $473,000 of cash and a contingent promissory note of $722,000, without interest, and assumption of liabilities of $4.7 million. On December 8, 2003, the company entered into a release and settlement agreement, with the sellers of Raceworks, that released both parties from any future obligations under the acquisition agreement in exchange for payment of $361,250 in cash to the sellers. In December of 2003, after the merger agreement with OWRS was terminated, as discussed above, it was determined that OWRS had no interest in the assets of Raceworks, LLC or continuing to race in the city of Miami. The Company recognized an impairment charge of $5.1 million to write-off the goodwill and long lived assets of Raceworks, LLC.

      Litigation and settlements expense was $2.7 million for the year ended December 31, 2003. This expense was partially attributable to an arbitration settlement of $1.75 million paid in August 2003, to Engine Developments Ltd. in a breach of contract case over a contract to purchase engines, a settlement of a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., settlement of contract disputes with ESPN television over the canceled Texas Motor Speedway race, an arbitration award to Action Performance Companies, Inc. in a breach of contract case in regard to a licensed merchandise contract, and settlement of an early termination of a sanction agreement with IMSA in regard to a race in Miami, Florida. The expenses were partially offset by receipt of $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter.

      In addition, in August 2003 we paid $1.7 million to Joseph Heitzler, our former CEO, in complete settlement of all actions brought by Mr. Heitzler in claims related to his employment with the Company. The charge to expense related to this settlement had been recorded in the year-ended December 31, 2001.

      Capital spending for 2003 was approximately $2.2 million. Capital expenditures included approximately $900,000 for race promotion equipment, $693,000 for engines and related equipment, $306,000 for race car chassis and improvements, $288,000 for trucks and trailers and $69,000 for computers and office equipment. No capital spending will occur in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

      In October 2002, we provided a deposit of $550,000 and a letter of credit in the amount of $1.7 million in regards to the production of conversion kits for race car chassis for the 2003 season. The letter of credit guaranteed that at least 20 of the kits would be purchased by our race teams. As the kits were purchased, the letter of credit was reduced accordingly. If 20 kits were not purchased by our teams, we would have been required to purchase the remaining kits and continue to sell the kits to teams as they were needed. All 20 race kits were purchased by our race teams; consequently, the deposit was refunded on February 27, 2003 and the letter of credit was canceled.

RELATED PARTY TRANSACTIONS

      We have historically entered into transactions with related parties, because several of our directors and one of our significant shareholders are team owners. We believed that it was necessary and appropriate to have team owners involved as directors or significant shareholders of the Company because of their unique knowledge of our business. We believed that all the transactions which we have entered into with our directors or significant shareholders, were comparable to the terms that we have in the past or could in the future enter into with third parties with respect to each of these transactions. In order to avoid conflicts of interest, any of our directors who were affiliated with an entity that was entering into a transaction with us did not vote on any matters related to such transactions and, in certain circumstances, refrained from participating in any discussions related to such transactions.

      Gerald R. Forsythe, a 22.9% stockholder of the Company, is one of the three principal members, of Open Wheel Racing Series, LLC, the other members being Mr. Gentilozzi and Mr. Kalkhoven, which purchased the operating assets of CART, Inc. pursuant to the Asset Purchase Agreement, entered into in February 2004. The consideration paid to CART, Inc. for the purchase of such assets, along with the stock of Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. was total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of Open Wheel, forgiveness of $1.3 million in prize money due teams affiliated with principals of Open Wheel, including Mr. Forsythe and Mr. Gentilozzi, and the assumption of certain promoter, sponsorship, and other contracts. The agreement was approved by order of the bankruptcy court at a hearing held on January 28, 2004.

      The following related party transactions occurred during the three year period ended December 31, 2003:

      The related party transactions under "Purse Distributions, Entry Support Program and Lease Arrangements" were all payments or transactions that were made on the identical basis to all race teams, whether they were affiliated with directors or significant shareholders or not affiliated. The payments payable to related parties under the caption "Team Assistance Program" related to further assistance that the Company provided to race teams to assure their participation in the 2003 race season. The amounts payable to each race team varied, depending upon the team's ability to raise third party sponsorship, the number of cars that the team raced in 2003, their budget and other factors. The Company determined that these payments were necessary in order to assure a proper field for 2003 and believed that the amounts payable to each of the race teams affiliated with a director was consistent with arrangements that the Company could enter into with third parties. Both of these programs were developed to insure the necessary participation in the series. Without this additional funding, it was unlikely that there would have been 18 teams, which would have resulted in defaults under certain of the Company's agreements with promoters and television and could have resulted in severe financial consequences to the Company.

      Purse Distributions, Year-end Point Fund, Entry Support Program and Team Assistance. We have entered into transactions with entities that were affiliated with our directors and/or 5% stockholders who were owners of our race teams. Race teams that participated in the Champ Car World Series received purse distributions on a per race basis and from the year end point fund, which amounts were paid based solely upon their performance in specific races. All of these payments were made to our race teams regardless of the affiliation with our directors or significant stockholders. Open Wheel Racing Series, LLC released CART, Inc. from any obligation relating to amounts due them for the year-end point fund and assumed the obligation to pay the year-end point fund to the other participants of the 2003 season as part of the Asset Purchase Agreement entered into with the Company as discussed previously (with the exception of the year-end point fund due Patrick Racing, Inc.) The following table provides information with respect to payments made or accrued during 2003 by us to race teams that were affiliated with directors and/or significant stockholders of CART:

                                                       (paid)                        (accrued)
Race Team/Affiliated Person                      Purse Distributions            Year-end Point Fund
---------------------------                      -------------------            -------------------
Newman/Haas Racing/Carl A. Haas                       $ 1,479,500                    $ 700,000
Forsythe Racing, Inc./Gerald R. Forsythe                1,576,000                    1,150,000
Patrick Racing, Inc./U.E. Patrick                         454,250                      130,000
Derrick Walker Racing, Inc./Derrick Walker                618,500                      110,000
Rocketsports, Inc./Paul Gentilozzi                        420,250                      100,000
PK Racing LLC/Kevin Kalkhoven                             332,250                        -----

      In 2003, we leased engines and provided financial assistance to every team that participated in the Champ Car World Series, including teams affiliated with our directors and/or 5% stockholders. The financial assistance payments related to two programs instituted for the 2003 season, the Entry Support Program (ESP) and the Team Assistance Program. ESP provided up to $42,500 in cash payments to teams, per race, for each car entered into the series.

      The Company entered into a sponsorship agreement with Ford Motor Company, which provided in part, that Ford would lease to each of the teams Ford vehicles for their use in 2003. For ease of administration, Ford leased these vehicles to the Company and the Company subleased the vehicles to each team on a net basis. There was no net cost or benefit to the Company related to this arrangement.

      The Company purchased one hundred (100) race engines from Cosworth Racing, Inc. for a total purchase price of $4.0 million and agreed to pay for track support in the amount of $1.5 million. The Company in turn leased these engines to each team on the basis of $100,000 per entrant per year.

      The following table lists the amount of engine lease income we received and Entry Support Payments we made to related parties for the 2003 race season.

                                             Engine Lease Income    ESP Payments
Race Team/Affiliated Person                       from Teams          to Teams
---------------------------                       ----------          --------
Newman/Haas Racing/Carl A. Haas                     $ 200,000       $ 1,530,000
Forsythe Racing, Inc./Gerald R. Forsythe              200,000         1,530,000
Patrick Racing, Inc./U.E. Patrick                     100,000           765,000
Derrick Walker Racing, Inc./Derrick Walker            200,000         1,530,000
PK Racing LLC/Kevin Kalkhoven                         100,000           765,000
Rocketsports, Inc./Paul Gentilozzi                    100,000           765,000

      Team Assistance Program. The Team Assistance Program supplied an additional $31.8 million in team assistance spread over the 2003 race season as described above. The following table sets forth the Team Assistance Program payments to teams affiliated with directors and/or 5% stockholders.

Race Team/Affiliated Person                    Team Assistance Payments
---------------------------                    ------------------------
Newman/Haas Racing/Carl A. Haas                        $ 2,000,000
Patrick Racing, Inc./U.E. Patrick                        1,400,000
Derrick Walker Racing, Inc./Derrick Walker               5,925,000
Rocketsports, Inc./Paul Gentilozzi                       2,000,000
PK Racing LLC/Kevin Kalkhoven                            1,000,000

PROMOTER AGREEMENTS

      Some of our directors or stockholders either controlled or were affiliated with others who controlled racing venues which staged CART and other racing events. We entered into the following agreements with entities associated with directors or 5% stockholders:

      Carl A. Haas, a former director of the Company and a race team owner, was a principal owner of Carl Haas Racing Teams, Ltd. and Texaco Houston Grand Prix L.L.C. ("HGP"), each of which entered into Promoter Agreements with respect to Champ Car World Series races at the Wisconsin State Park Speedway in Milwaukee, Wisconsin and at a temporary road course in Houston, Texas. In the second quarter of 2002 the Promoter Agreement for the Milwaukee race was renewed for the 2002 event with the promoter having the option to extend for the 2003 and 2004 years. The sanction fees payable to CART under this agreement is similar to those paid by independent race promoters. Pursuant to the Promoter Agreement, entities affiliated with Mr. Haas have paid sanction fees to CART of $1.4 and $1.7 million in the years 2003 and 2002 respectively. On May 31, 2003, CART, Inc., entered into an agreement with the Wisconsin State Fair Park to take over as organizer/promoter of the event from Carl Haas Racing Teams, Ltd. In addition, we have incurred a total of $100,000 in sales costs and $100,000 in marketing expenses in relation to our race at Wisconsin State Park Speedway during 2002. The promoter agreement in regards to the Houston, Texas event provided for races to be held starting in 1998 through 2003. The Houston, Texas race was not held in 2002 and 2003 due to construction on the temporary circuit in downtown Houston. Therefore, the promoter agreement has been terminated by mutual agreement. Carl Haas Racing Teams, Ltd. paid a $500,000 termination fee to CART and CART has received an option to acquire certain assets of HGP, used in operating the Houston event, for $750,000. This option was exercised and payment was made in January 2003.

      Gerald R. Forsythe, a race team owner and 22.9% stockholder, is a principal owner of the entities which entered into Promoter Agreements with respect to Champ Car World Series races in Monterrey, Mexico and Mexico City, Mexico. These entities affiliated with Mr. Forsythe have paid sanction fees to CART in the aggregate amount of $4.9 million and $6.1 million for 2003 and 2002 respectively.

      In addition, we have paid a total of $200,000 in sales costs and $200,000 in marketing expenses to these entities during 2002.

      In order to change the date of the Mexico City race as requested by Mr. Forsythe's affiliated entity, we have paid another promoter $250,000. Mr. Forsythe's affiliated entity reimbursed us for $125,000 of that expense.

      Gerald R. Forsythe is also a principal owner of an entity which entered into a Promoter Agreement with respect to Champ Car World Series races in Rockingham, England. The agreement provided for a race to be held beginning in 2001 through 2006. Following the cancellation of the 2002 race scheduled to be run in Germany, officials at Rockingham expressed concern regarding the viability of running a single event in Europe. In order to assure that the Rockingham event could move forward in 2002, we negotiated an amendment to the Promoter

Agreement which reduced the sanction fee to $2.8 million and we assumed certain costs, including freight and transportation, in the amount of $900,000. In addition, the terms of the future years of the agreement, 2003-2006, were subject to renegotiation. This renegotiation has subsequently resulted in the cancellation of the remaining years of the agreement. In addition, we have paid a total of $100,000 in sales costs and $400,000 in marketing expenses to this entity during 2002.

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

OTHER TRANSACTIONS

      In addition to the above, we have entered into the following transactions with related parties:

      Mr. Forsythe is also a principal owner of the entity that holds our Mexican television rights through 2004. In return for these rights, we received a minimum guarantee of $325,000 and $300,000 in 2003 and 2002 respectively. In addition, we will receive 70% of the net profits, if any, until we reach $500,000, $550,000 and $600,000 for each of the three years ending 2002, 2003 and 2004, respectively.

      Mr. Ganassi is also principal owner of Target Chip Ganassi Racing, Inc., which entered into an agreement by which Target Chip Ganassi Racing Inc. ran a third car for a portion of the 2002 season. Pursuant to the terms thereof, we paid Target Chip Ganassi Racing, Inc. $1.7 million for running the third car, and we received the right to sell certain sponsorship space on that car.

      Ralph Sanchez, a director of the Company, is a principal owner of RAS Development, Inc. which has entered into a five year lease agreement with the Company for office space in Miami, Florida. Payments for this lease total $80,292, $97,957, $99,081, $100,045, $101,008 and $16,861 for 2003, 2004, 2005,
2006, 2007 and 2008, respectively. The lease was terminated in December 2003, as part of the wind-up of the operations in Miami for a payment of $43,941 and Mr. Sanchez retained the deposit of $16,059.

PAYMENTS TO CART

      In addition to the payments described above, CART received revenues from its race teams, including those affiliated with CART directors and/or 5% stockholders, for credential, FIA licenses, drivers fees and other payments based solely on participation in CART events and CART's self-promoted event. During 2003, race teams affiliated with CART directors and/or 5% stockholders made such payments to CART as follows:

          Forsythe Racing, Inc./Gerald R. Forsythe            $ 42,200
          Newman/Haas Racing/Carl A. Haas                       11,300
          Patrick Racing, Inc./U.E. Patrick                     60,000
          Derrick Walker Racing, Inc./Derrick Walker            32,950
          Rocketsports, Inc./Paul Gentilozzi                    10,750
          PK Racing LLC/Kevin Kalkhoven                         39,396

      As part of the race in Miami, Florida, a special promotion was undertaken whereby a rock music concert was cross-promoted in conjunction with the race event. An agreement was entered into with Motorock, LLC, a rock concert promoter, whose principals are Mr. Gentilozzi and Mr. Kalkhoven, who are also principals in Open Wheel Racing Series, LLC., which purchased the assets of CART, Inc. pursuant to the Asset Purchase Agreement as discussed above. The Company received $141,000 from Motorock, LLC., in exchange for tickets, hospitality and advertising rights at the race.

      In 2004, the Company is sanctioning the races for Open Wheel Racing Series, LLC., which Mr. Forsythe, a 22.9% owner of the Company, is a principal owner. The Company receives $12,500 for each domestic race it sanctions and is reimbursed for various expenses it incurs in sanctioning the events.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE CANNOT ASSURE YOU OF THE AMOUNT, IF ANY, OF ANY DISTRIBUTION TO OUR STOCKHOLDERS UNDER A PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION.

      Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to a plan of distribution. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. The actual nature and amount of all distributions will depend in part upon our ability to settle our liabilities or potential liabilities. We may not be successful in doing so to return a meaningful amount of cash to our stockholders.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

      We have current and future obligations to creditors. These include, without limitation, long-term contractual obligations and litigation claims and expenses. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditors may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distributions to stockholders.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES WHICH WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.

      Claims, liabilities and expenses such as operating costs, salaries, directors' and officers' insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down operations. These expenses will reduce the amount of assets available for ultimate distribution to stockholders, if any. If available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

DISTRIBUTION OF ASSETS, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

      Our Board of Directors has not established a firm timetable for proposing to our stockholders a plan of liquidation, nor can we assure approval of such a plan or the amount of any distributions to our stockholders. We are currently unable to predict the precise timing of any distribution, if any, pursuant to our wind down. The timing of distribution, if any, will depend on and could be delayed by, among other things, the timing of claim settlements with creditors and potential litigation. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.

IF WE FAIL TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF OUR EXPENSES AND LIABILITIES, OUR STOCKHOLDERS COULD BE HELD LIABLE FOR PAYMENT TO OUR CREDITORS OF EACH SUCH STOCKHOLDER'S PRO RATA SHARE OF AMOUNTS OWED TO THE CREDITORS IN EXCESS OF THE CONTINGENCY RESERVE, UP TO THE AMOUNT ACTUALLY DISTRIBUTED TO SUCH STOCKHOLDER.

      If a plan of dissolution is proposed to and ratified and approved by our stockholders, we will file a Certificate of Dissolution with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

      However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities.

WE DO NOT EXPECT TO RECOGNIZE ANY MATERIAL REVENUE IN THE FUTURE

      We do not expect to recognize much, if any, additional revenue. Furthermore, it may be difficult to collect receivables now that we have announced our intent to wind down.

WE WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

      We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the "Exchange Act," even though compliance with such reporting requirements is economically burdensome.

RECENT ACCOUNTING PRONOUNCEMENTS

      On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement did not have a material effect on the consolidated financial statements.

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

      In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, "through the issuance of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS No. 149 in fiscal 2003 did not have a material impact on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Company's adoption of SFAS No. 150 in fiscal 2003 did not have a material impact on its financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At December 31, 2003, our investments consisted of U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 152 days. The weighted average maturity of the portfolio was 278 days at December 31, 2003. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes are included in Item 15 of this document.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. We are in the process of winding up the affairs of the Company. We currently have two employees the Chief Executive Officer and Chief Financial Officer and we also use temporary accounting help in winding up the Companies affairs. Subsequently, we have had a reduction in our accounting staff. We have reviewed and revised our internal controls due to the reduction in staff and change in operations and believe we have effective internal controls and proper approval and authorization processes in place.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to each director and executive officer of the Company as of August 13, 2004:

                                                                                             Director
       Name                    Principal Occupation During the Last Five Years         Age    Since
       ----                    -----------------------------------------------         ---   --------
Christopher R. Pook,      Mr. Pook has served as President and CEO of the Company      63    January
  President and Chief     since December 2001. Prior to joining the Company, Mr.               2002
  Executive Officer,      Pook served as President of the Grand Prix Association
  Director                of Long Beach, Inc., a subsidiary of Dover Downs,
                          Entertainment, Inc. In 1973, Mr. Pook conceived the idea
                          of running a world-class automobile race through the
                          city streets of Long Beach, and his dream became a
                          reality when the initial event, a Formula 5000 event,
                          was staged in September 1975. Thereafter, the Long Beach
                          Grand Prix became a Formula One race and "The Toyota
                          Grand Prix of Long Beach" evolved into an annual event
                          on the World Championship Grand Prix circuit. Following
                          the 1983 event, Mr. Pook made a decision to change the
                          format of the Long Beach Grand Prix from Formula One to
                          CART Champ Cars. In 1996, the Grand Prix Association of
                          Long Beach, Inc., with Mr. Pook as President and Chief
                          Executive Officer, completed an initial public offering
                          of stock, and also acquired tracks in St. Louis and
                          Memphis. In 1998, this company was purchased by Dover
                          Downs Entertainment, Inc. (NYSE: DVD). Mr. Pook has
                          served as a member of the Board of Directors of Dover
                          Downs Entertainment, Inc. since 1998. Mr. Pook is a
                          Member of the Board of Directors of the Los Angeles
                          Organizing Committee for the 2012 Olympic Games; he is
                          Co-Chair of the Local Organizing Committee for the 2005
                          FINA World Swimming Championships and is Chairman of the
                          Board of the Long Beach Area Convention & Visitors
                          Bureau.

Thomas L. Carter,         Mr. Carter was elected Chief Financial Officer in           48        --
  Chief Financial         October 2000 and was first named Vice President of
  Officer                 Finance and Administration of CART, Inc. in March 1998
                          after serving as Director of Finance since February
                          1997. From 1995 to 1996, Mr. Carter was employed by
                          Rehman Robinson as a senior tax manager. From 1990 to
                          1995, Mr. Carter was employed by Deloitte & Touche as a
                          senior tax consultant. From 1973 to 1989, Mr. Carter
                          worked in various positions with the Michigan Department
                          of Treasury. Mr. Carter is a certified public
                          accountant.

ITEM 11: EXECUTIVE COMPENSATION

      The following table discloses compensation received by each person who served as CART's Chief Executive Officer during 2003 and its four other most highly paid executive officers for the fiscal year ended December 31, 2003, as well as their compensation for the fiscal years ended December 31, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                    Annual                                   Long Term Compensation
                                                 Compensation                                        Awards
                                            -----------------------                      --------------------------------
                                                                                          Securities
                                                                                          Underlying
                                                                        Other Annual       Options/         All Other
Name and Principal Position                 Salary ($)    Bonus ($)   Compensation ($)     SARs (#)      Compensation ($)
---------------------------                 ----------    ---------   ----------------   -------------   ----------------
Christopher R. Pook (1)         2003          $450,000    $ 67,000          (2)                   0          $29,792
  President and CEO             2002           375,000     169,000                          250,000           20,000(3)
                                2001            14,423     120,000                          450,000                0

Thomas L. Carter                2003          $210,000    $      0          (2)                   0          $10,747
  Chief Financial Officer       2002           210,000           0                           40,000            5,330(3)
                                2001           200,000      20,000                           50,000            3,435

David Clare (4)                 2003          $235,000    $      0          (2)                   0          $10,105
  Chief Operating Officer

J. Carlisle Peet, III (5)       2003          $175,000    $      0          (2)                   0          $ 7,635
  Vice President and Chief
  Legal Officer of CART, Inc.

Vicki O'Connor                  2003          $195,700    $      0          (2)                   0          $10,060
  President of Pro-Motion       2002           195,700           0                                0            5,285(3)
  Agency, Ltd.                  2001           190,000           0                            5,000            6,153

(1) Mr. Pook was elected as President and CEO in December 2001. He was not employed by CART prior to that time. He has entered into an amended employment agreement whereby he will be paid a base salary of $450,000 per year for 2004.

(2) The aggregate amount of perquisite compensation to be reported herein is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(3) Includes the payment of term life insurance premiums on behalf of the named executive officer, as follows: Mr. Pook ($2,580); Mr. Carter ($2,580); Mr. Clare ($2,580); Mr. Peet ($2,468); and Ms. O'Connor
      ($2,535). Includes the contributions to defined benefit plans on behalf of the named executive officer, as follows: Mr. Pook ($7,525); Mr. Carter ($8,167); Mr. Clare ($7,525); Mr. Peet ($5,167); and Ms. O'Connor
      ($7,525). Also includes the payment of premiums for life and disability insurance on behalf of Mr. Pook in the amount of $19,867.

(4) Mr. Clare resigned as Chief Operating Officer in March 2004. Mr. Clare and the Company entered into a settlement agreement regarding Mr. Clare's employment contract with the Company whereby all claims relating to the agreement were released by Mr. Clare in exchange for a payment of $100,000 to Mr. Clare.

(5) Mr. Peet resigned as Vice President and Chief Legal Officer of CART, Inc. in February, 2004.

      Currently, there are only two employees of the Company. Christopher Pook, the sole Director, President and CEO of the Company amended his employment agreement on January 30, 2004. In the amendment, Mr. Pook agreed to waive all of his potential payments related to a proposed change of control of Championship. If a change of control did occur, Mr. Pook may have been entitled to a payment equal to three times his current compensation and would receive additional benefits. Mr. Pook and the Company agreed that Mr. Pook would continue to be employed as President and CEO of the Company through December 18, 2004 and would continue to receive his current monthly salary. Mr. Pook's salary on a annualized basis is $450,000.

      Mr. Carter entered into an amendment to his employment agreement for the Company effective February 9, 2004. Mr. Carter agreed to retain his position as Chief Financial Officer, Vice President of Finance, Chief Accounting Officer, and Treasurer. Mr. Carter will receive a salary of $210,000 for the year ended December 31, 2004 along with additional benefits.

      Because Mr. Pook is the sole Director of the Company, there is no longer a Compensation Committee. Mr. Pook's employment agreement was approved by the Compensation Committee which was in place at the time the amendment to the employment agreement was entered into.


                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table provides information on option grants in 2003 to each of the named executive officers.

                                                      Individual Grants
                                        -----------------------------------------

                           Number of       % of Total
                          Securities        Options
                          Underlying       Granted to       Exercise                Grant Date
                            Options       Employees in       Price     Expiration    Present
        Name              Granted (1)   Fiscal Year (1)    ($/Share)      Date       Value ($)
        ----              -----------   ----------------   ---------   ----------   ----------
Christopher R. Pook            0               --              --          --           --
Thomas L. Carter               0               --              --          --           --
David Clare                    0               --              --          --           --
J. Carlisle Peet, III          0               --              --          --           --
Vicki O'Connor                 0               --              --          --           --

(1)   We did not grant any options during 2003

                          AGGREGATE OPTION EXERCISES IN
                        LAST FISCAL YEAR AND FISCAL YEAR-
                               END OPTION VALUES

      The following table provides information on option exercises in 2003 by each of the named executive officers and the values of each of such officer's unexercised options at December 31, 2003.


                                                        Number of Securities      Value of Unexercised In-the-
                                                            Underlying                  Money Options at
                                                       Unexercised Options at           Fiscal Year-End
                                                         Fiscal Year-End                     (1)
                           Number of                ---------------------------   ----------------------------
                            Shares
                          Acquired on    Value
        Name               Exercise     Realized    Exercisable   Unexercisable   Exercisable    Unexercisable
        ----              -----------   --------    -----------   -------------   -----------    -------------
Christopher R. Pook            0            0         383,333        316,667           0               0
Thomas L. Carter               0            0          62,500         47,500           0               0
David Clare                    0            0               0              0           0               0
J. Carlisle Peet, III          0            0           6,666         13,334           0               0
Vicki O'Connor                 0            0          26,667          5,833           0               0

(1) The value of unexercised options is based upon the difference between the exercise price and the average of the high and low market prices on December 31, 2003 of $0.10.

                       DIRECTOR COMPENSATION ARRANGEMENTS

      The following information relates to CART's compensation and reimbursement practices during 2003 for directors who were not CART officers and who were not affiliated with teams participating in CART events (Messrs. Andretti, Hardymon, Henderson, Sanchez and Tucker). CART employees and those directors who are affiliated with teams participating in CART events do not receive any compensation for their Board activities.

      In addition to the cash compensation discussed below, members of the Board of Directors who were not CART officers and who were not affiliated with teams participating in CART events (Messrs. Andretti, Hardymon, Henderson, Sanchez and Tucker) received options to purchase 10,000 shares of common stock when first elected and options to purchase 5,000 shares upon each re-election. (The exercise grant for 2003 was rescinded by the directors)

      During 2003, members of the Board of Directors who were not CART officers and who were not affiliated with teams participating in CART events, were paid an annual retainer of $25,000. All Board members were reimbursed for expenses attendant to Board membership. Mr. Pook is currently the only Director and he is not compensated separate from his duties as President and Chief Executive Officer.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows the amount of CART common stock beneficially owned by any person or group known to us that is the beneficial owner of more than 5% of CART's common stock as of August 13, 2004.

                                   Aggregate Number           Percent of
                                      of Shares                 Shares
     Name and Address             Beneficially Owned          Outstanding
     ----------------             ------------------          -----------
Gerald R. Forsythe (1)                3,377,400                 22.95%
Forsythe Racing, Inc.
Indeck Energy Services, Inc.
1111 South Willis Avenue
Wheeling, IL  60090

FMR Corp. (2)                         1,471,600                  9.99%
Edward C. Johnson, III
Abigail P. Johnson
82 Devonshire Street
Boston, MA  02109

Jonathan P. Vannini (3)               1,255,000                  8.53%
828 Irwin Drive
Hillsborough, CA  94010

Gryphon Master Fund L.P.(4)             884,400                   6.0%
500 Crescent Court, Suite 270
Dallas, Texas 75201

Wheatons Holdings Limited (5)           920,900                   6.3%
17485 McLaren Road
Caledon Ontario
Canada L0N 1C0

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

(2)   We have received this information regarding share ownership from the
      Schedule 13G/A that was filed with the SEC on February 17, 2004.

(3)   We have received this information regarding share ownership from the
      Schedule 13D/A that was filed with the SEC on November 29, 2001.

(4)   We have received this information regarding share ownership from the
      Schedule 13G/A that was filed with the SEC on February 9, 2004.

(5)   We have received this information regarding share ownership from the
      Schedule 13G that was filed with the SEC on August 15, 2003.

      The following table shows the amount of common stock of CART beneficially owned (unless otherwise indicated) by CART's directors, the executive officers of CART named in the Summary Compensation Table, and the directors and executive officers of CART as a group. Except as otherwise indicated, all information is as of August 13, 2004.

      The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire as of December 31, 2003 through the exercise of stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his/her spouse) with respect to the shares set forth in the following table.

                            Name                                      Amount and              Percent of
                                                                       Nature of               Shares
                                                               Beneficial Ownership (1)     Outstanding(2)
                                                              --------------------------    --------------
Christopher R. Pook.....................................      383,333    Vested Options          2.6%

Thomas L. Carter........................................        3,000    Direct                   *
                                                               62,500    Vested Options

David Clare                                                         0                             *

J. Carlisle Peet, III**.................................        6,666    Vested options           *

Vicki O'Connor**........................................       26,667    Vested Options           *

All current directors and executive officers as a
   group (2) persons....................................        3,000    Direct                 3.27%
                                                                    0    Indirect
                                                              479,166    Vested Options

*     Represents less than 1% of the Company's outstanding common stock.

**    Options forfeited in May 2004.

(1) "Vested Options" are stock options which may be exercised as of December 31, 2003.

(2) Percentages are based upon 14,718,134 shares of common stock outstanding on March 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our stock. CART believes that during fiscal 2003, its executive officers and directors complied with all Section 16(a) filing requirements. In making this statement, CART has relied upon the written representations of its directors and officers.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have historically entered into transactions with related parties, because several of our directors and one of our significant shareholders are team owners. Since we are not engaged in an active business for 2004, it is not anticipated that there will be any additional material transactions with affiliates other than completion of the Bankruptcy Plan and performance by the Company of its obligations under the Asset Purchase Agreement and the Sanction Agreement. We believe that it is necessary and appropriate to have team owners involved as directors or significant shareholders of the Company because of their unique knowledge of our business. We believe that all the transactions which we have entered into with our directors or significant shareholders, are comparable to the terms that we have in the past or could in the future enter into with third parties with respect to each of these transactions. In order to avoid conflicts of interest, any of our directors who are affiliated with an entity that is entering into a transaction with us have not and will not vote on any matters related to such transactions and may, in certain circumstances, refrain from participating in any discussions related to such transactions.

      Gerald R. Forsythe, a 22.9% stockholder of the Company, is one of three principal members of Open Wheel Racing Series, LLC, the other members being Mr. Gentilozzi and Mr. Kalkhoven, which purchased the operating assets of CART, Inc. pursuant to the Asset Purchase Agreement, entered into in February 2004. The consideration paid to CART, Inc. for the purchase of such assets, along with the stock of Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. was total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of Open Wheel, forgiveness of $1.3 million in prize money due teams affiliated with principals of Open Wheel, including Mr. Forsythe and the assumption of certain promoter, sponsorship, and other contracts. The agreement was approved by order of the bankruptcy court at a hearing held on January 28, 2004.

      The following related party transactions occurred in 2003 and in prior years:

      The related party transactions under "Purse Distributions, Entry Support Program and Lease Arrangements" were all payments or transactions that were made on the identical basis to all race teams, whether they were affiliated with directors or significant shareholders or not affiliated. The payments payable to related parties under the caption "Team Assistance Program" related to further assistance that the Company provided to race teams to assure their participation in the 2003 race season. The amounts payable to each race team varied, depending upon the team's ability to raise third party sponsorship, the number of cars that the team raced in 2003, their budget and other factors. The Company determined that these payments were necessary in order to assure a proper field for 2003 and believed that the amounts payable to each of the race teams affiliated with a director was consistent with arrangements that the Company could enter into with third parties. Both of these programs were developed to insure the necessary participation in the series. Without this additional funding, it was unlikely that there would have been 18 teams, which would have resulted in defaults under certain of the Company's agreements with promoters and television and could have resulted in severe financial consequences to the Company.

      Purse Distributions, Year-end Point Fund, Entry Support Program and Team Assistance. We have entered into transactions with entities that were affiliated with our directors and/or 5% stockholders who were owners of our race teams. Race teams that participated in the Champ Car World Series received purse distributions on a per race basis and from the year end point fund, which amounts were paid based solely upon their performance in specific races. All of these payments were made to our race teams regardless of the affiliation with our directors or significant stockholders. Open Wheel Racing Series, LLC released CART, Inc. from any obligation relating to amounts due them for the year-end point fund and assumed the obligation to pay the year-end point fund to the other participants of the 2003 season as part of the Asset Purchase Agreement entered into with the Company as discussed previously (with the exception of the year-end point fund due Patrick Racing, Inc.) The following table provides information with respect to payments made or accrued during 2003 by us to race teams that were affiliated with directors and/or significant stockholders of CART:

                                                    (paid)                (accrued)
Race Team/Affiliated Person                   Purse Distributions    Year-end Point Fund
---------------------------                   -------------------    -------------------
Newman/Haas Racing/Carl A. Haas                 $ 1,479,500              $ 700,000
Forsythe Racing, Inc./Gerald R. Forsythe          1,576,000              1,150,000
Patrick Racing, Inc./U.E. Patrick                   454,250                130,000
Derrick Walker Racing, Inc./Derrick Walker          618,500                110,000
Rocketsports, Inc./Paul Gentilozzi                  420,250                100,000
PK Racing LLC/Kevin Kalkhoven                       332,250                  -----

      In 2003, we leased engines and provided financial assistance to every team that participated in the Champ Car World Series, including teams affiliated with our directors and/or 5% stockholders. The financial assistance payments related to two programs instituted for the 2003 season, the Entry Support Program (ESP) and the Team Assistance Program. ESP provided up to $42,500 in cash payments to teams, per race, for each car entered into the series.

      The Company entered into a sponsorship agreement with Ford Motor Company, which provided in part, that Ford would lease to each of the teams Ford vehicles for their use in 2003. For ease of administration, Ford leased these vehicles to the Company and the Company subleased the vehicles to each team on a net net basis. There was no net cost or benefit to the Company related to this arrangement.

      The Company purchased one hundred (100) race engines from Cosworth Racing, Inc. for a total purchase price of $4.0 million and agreed to pay for track support in the amount of $1.5 million. The Company in turn leased these engines to each team on the basis of $100,000 per entrant per year.

      The following table lists the amount of engine lease income we received and Entry Support Payments we made to related parties for the 2003 race season.

                                               Engine Lease Income       ESP Payments
Race Team/Affiliated Person                         from Teams             to Teams
---------------------------                    -------------------       ------------
Newman/Haas Racing/Carl A. Haas                     $ 200,000            $ 1,530,000
Forsythe Racing, Inc./Gerald R. Forsythe              200,000              1,530,000
Patrick Racing, Inc./U.E. Patrick                     100,000                765,000
Derrick Walker Racing, Inc./Derrick Walker            200,000              1,530,000
PK Racing LLC/Kevin Kalkhoven                         100,000                765,000
Rocket Sports, Inc./Paul Gentilozzi                   100,000                765,000

      Team Assistance Program. The Team Assistance Program supplied an additional $31.8 million in team assistance spread over the 2003 race season as described above. The following table sets forth the Team Assistance Program payments to teams affiliated with directors and/or 5% stockholders.

Race Team/Affiliated Person                        Team Assistance Payments
---------------------------                        ------------------------
Newman/Haas Racing/Carl A. Haas                         $ 2,000,000
Patrick Racing, Inc./U.E. Patrick                         1,400,000
Derrick Walker Racing, Inc./Derrick Walker                5,925,000
Rocketsports, Inc./Paul Gentilozzi                        2,000,000
PK Racing LLC/Kevin Kalkhoven                             1,000,000

PROMOTER AGREEMENTS

      Some of our directors or stockholders either controlled or were affiliated with others who controlled racing venues which staged CART and other racing events. We entered into the following agreements with entities associated with directors or 5% stockholders:

      Carl A. Haas, a former director of the Company and a race team owner, was a principal owner of Carl Haas Racing Teams, Ltd. and Texaco Houston Grand Prix L.L.C. ("HGP"), each of which entered into Promoter Agreements with respect to Champ Car World Series races at the Wisconsin State Park Speedway in Milwaukee, Wisconsin and at a temporary road course in Houston, Texas. In the second quarter of 2002 the Promoter Agreement for the Milwaukee race was renewed for the 2002 event with the promoter having the option to extend for the 2003 and

2004 years. The sanction fees payable to CART under this agreement is similar to those paid by independent race promoters. Pursuant to the Promoter Agreement, entities affiliated with Mr. Haas have paid sanction fees to CART of $1.4 and $1.7 million in the years 2003 and 2002 respectively. On May 31, 2003, CART, Inc., entered into an agreement with the Wisconsin State Fair Park to take over as organizer/promoter of the event from Carl Haas Racing Teams, Ltd. In addition, we have incurred a total of $100,000 in sales costs and $100,000 in marketing expenses in relation to our race at Wisconsin State Park Speedway during 2002. The promoter agreement in regards to the Houston, Texas event provided for races to be held starting in 1998 through 2003. The Houston, Texas race was not held in 2002 and 2003 due to construction on the temporary circuit in downtown Houston. Therefore, the promoter agreement has been terminated by mutual agreement. Carl Haas Racing Teams, Ltd. paid a $500,000 termination fee to CART and CART has received an option to acquire certain assets of HGP, used in operating the Houston event, for $750,000. This option was exercised and payment was made in January 2003.

      Gerald R. Forsythe, a race team owner and 22.9% stockholder, is a principal owner of the entities which entered into Promoter Agreements with respect to Champ Car World Series races in Monterrey, Mexico and Mexico City, Mexico. These entities affiliated with Mr. Forsythe have paid sanction fees to CART in the aggregate amount of $4.9 million and $6.1 million for 2003 and 2002 respectively.

      In addition, we have paid a total of $200,000 in sales costs and $200,000 in marketing expenses to these entities during 2002.

      In order to change the date of the Mexico City race as requested by Mr. Forsythe's affiliated entity, we have paid another promoter $250,000. Mr. Forsythe's affiliated entity reimbursed us for $125,000 of that expense.

      Gerald R. Forsythe is also a principal owner of an entity which entered into a Promoter Agreement with respect to Champ Car World Series races in Rockingham, England. The agreement provided for a race to be held beginning in 2001 through 2006. Following the cancellation of the 2002 race scheduled to be run in Germany, officials at Rockingham expressed concern regarding the viability of running a single event in Europe. In order to assure that the Rockingham event could move forward in 2002, we negotiated an amendment to the Promoter Agreement which reduced the sanction fee to $2.8 million and we assumed certain costs, including freight and transportation, in the amount of $900,000. In addition, the terms of the future years of the agreement, 2003-2006, were subject to renegotiation. This renegotiation has subsequently resulted in the cancellation of the remaining years of the agreement. In addition, we have paid a total of $100,000 in sales costs and $400,000 in marketing expenses to this entity during 2002.

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

      OTHER TRANSACTIONS

      In addition to the above, we have entered into the following transactions with related parties:

      Mr. Forsythe is also a principal owner of the entity that holds our Mexican television rights through 2004. In return for these rights, we received a minimum guarantee of $325,000 and $300,000 in 2003 and 2002 respectively. In addition, we will receive 70% of the net profits, if any, until we reach $500,000, $550,000 and $600,000 for each of the three years ending 2002, 2003 and 2004, respectively.

      Mr. Ganassi is also principal owner of Target Chip Ganassi Racing, Inc., which entered into an agreement by which Target Chip Ganassi Racing Inc. ran a third car for a portion of the 2002 season. Pursuant to the terms thereof, we paid Target Chip Ganassi Racing, Inc. $1.7 million for running the third car, and we received the right to sell certain sponsorship space on that car.

      Ralph Sanchez, a director of the Company, is a principal owner of RAS Development, Inc. which has entered into a five year lease agreement with the Company for office space in Miami, Florida. Payments for this lease total $80,292, $97,957, $99,081, $100,045, $101,008 and $16,861 for 2003, 2004, 2005,
2006, 2007 and 2008, respectively. The lease was terminated in December 2003, as part of the wind-up of the operations in Miami for a payment of $43,941.44 and Mr. Sanchez retained the deposit of $16,058.56.

PAYMENTS TO CART

      In addition to the payments described above, CART received revenues from its race teams, including those affiliated with CART directors and/or 5% stockholders, for credential, FIA licenses, drivers fees and other payments based solely on participation in CART events and CART's self-promoted event. During 2003, race teams affiliated with CART directors and/or 5% stockholders made such payments to CART as follows:

        Forsythe Racing, Inc./Gerald R. Forsythe          $ 42,200
        Newman/Haas Racing/Carl A. Haas                     11,300
        Patrick Racing, Inc./U.E. Patrick                   60,000
        Derrick Walker Racing, Inc./Derrick Walker          32,950
        Rocketsports, Inc./Paul Gentilozzi                  10,750
        PK Racing LLC/Kevin Kalkhoven                       39,396

      As part of the race in Miami, Florida, a special promotion was undertaken whereby a rock music concert was cross-promoted in conjunction with the race event. An agreement was entered into with Motorock, LLC, a rock concert promoter, whose principals are Mr. Gentilozzi and Mr. Kalkhoven, who are also principals in Open Wheel Racing Series, LLC., which purchased the assets of CART, Inc. pursuant to the Asset Purchase Agreement as discussed above. The Company received $141,000 from Motorock, LLC., in exchange for tickets, hospitality and advertising rights at the race.

      In 2004, the Company is sanctioning the races for Open Wheel Racing Series, LLC., which Mr. Forsythe, a 22.9% owner of the Company, is one of three principal owners, the other members being Mr. Gentilozzi and Mr. Kalkhoven. The Company receives $12,500 for each domestic race it sanctions and is reimbursed for various expenses it incurs in sanctioning the events.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information presented below discloses the aggregate fees billed to us for each of the last two calendar years by Deloitte & Touche LLP, our independent registered public accounting firm.

AUDIT FEES

Fiscal 2003 - $ 281,437         Fiscal 2002 - $126,819

This category includes fees for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q and services provided with statutory and regulatory filings related to the terminated merger agreement with Open Wheel Racing, LLC.

AUDIT-RELATED FEES

Fiscal 2003 - $0                Fiscal 2002 - $0

This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not included in audit fees, above.

TAX FEES

Fiscal 2003 - $45,290           Fiscal 2002 - $31,346

This category includes fees for professional services that are rendered for tax compliance, tax advice, and representation with tax authorities. The nature of the services comprising the fees were for tax return reviews, advice regarding federal and state tax audits, advice and representation regarding foreign tax requirements and other tax advisory services.

ALL OTHER FEES

Fiscal 2003 - $1,651            Fiscal 2002 - $0

THIS CATEGORY INCLUDES ALL OTHER FEES NOT ASSOCIATED WITH SERVICES AS DESCRIBED
                          IN THE CLASSIFICATIONS ABOVE.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   List of Documents Filed as Part of this Report:
(1)   Consolidated Financial Statements start on page F-1
(2) Financial Statement Schedule Schedule II Valuation and Qualifying Accounts is on page S-1
(3)   Exhibits

      2.1 Chapter 11 Plan of CART, Inc. and Disclosure Statement filed in the United States Bankruptcy Court, Southern District of Indiana, Indianapolis Division.

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

      10.25 Television Agreement Promotion Entertainment of Mexico, LLC related to Mexican television rights dated February, 28, 2002 (6)

      10.26 Letter of Agreement with Chicago Motor Speedway, LLC related to the lease of Chicago Motor Speedway (the track) dated February 21, 2002
            (6)

      10.27 Amendment to the Sanction Agreement by and between the Company and Rockingham Motor Speedway dated as of August 16, 2002 (7)

      10.28 Form of Engine Lease Agreement (8)

      10.29 Form of Entrant Support and Participation Agreement (8)

      10.30 Form of FORD Vehicle Agreement (8)

      10.31 Team Assistance Agreement with Newman/Haas Racing, Inc. (8)

      10.32 Team Assistance Agreement with Newman/Haas Racing, Inc. (8)

      10.33 Team Assistance Agreement with Patrick Racing, Inc. (8)

      10.34 Team Assistance Agreement with Walker Racing, Inc. dated February 14, 2003 (8)

      10.35 Team Assistance Agreement with Walker Racing, Inc. dated February 14, 2003 (8)

      10.36 Chassis Upgrade Agreement with Walker Racing, Inc. dated January 29, 2003 (8)

      10.37 Show Car Agreement with Walker Racing, Inc. dated February 19, 2003
            (8)

      10.38 Race Car Lease Agreement with Walker Racing, Inc. dated February 25, 2003(8)

      10.39 Office Lease Agreement with RAS Development, Inc. dated March
            2003(8)

      10.40 Amendment to Employment Agreement between the Company and Christopher R. Pook, dated January 30, 2004

      10.41 Employment Agreement between the Company and Thomas L. Carter, dated February 9, 2004

      10.42 Conditional Agreement to Subordinate Parent Claim dated January 26, 2004

      10.43 Agreement between CART, Inc. and Open Wheel Racing Series, LLC, dated March 2004 relating to the sanctioning of races

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

(8) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

We filed the following Form 8-Ks during the 3 months ended December 31, 2003:

1) On October 3,, 2003, the Company filed a Form 8-K, pursuant to Item 5 of such form, reporting that we issued a Press Release announcing the resignation of Carl A. Haas from the Company's Board of Directors.

2)    On October 6, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release announcing that we receive formal notification from the New York Stock Exchange that the Company had fallen below the continuing listing criteria.

3)    On October 16, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release announcing that the Company stock would be quoted on the OTC Bulletin Board.

4)    On October 30, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release reporting our earnings for the quarter ended September 30, 2003.

5)    On November 10, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release announcing that the Company had received comments from the Securities and Exchange Commission to its preliminary proxy statement relating to the proposed merger with Open Wheel Racing Series, LLC and that we would promptly respond to those comments.

6)    On November 13, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release in response to our request, Deloitte & Touche, LLP, the Company's independent auditor, would re-issue its report for the Company's financial statements, including our annual report and 10-K for the year-ended December 31, 2002 and that such report would include an explanatory paragraph indicating that developments during the 9tth month period ended September 30, 2003 raised substantial doubt about the Company's ability to continue as a going concern.

7)    On November 19, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release announcing that we would hold a special meeting of stockholders on December 19, 2003 to vote on the adoption of the announced merger agreement with Open Wheel Racing, LLC.

8)    On December 3, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release announcing that the Company was informed by Open Wheel Racing Series that it believed that a number of conditions of the pending merger would not be satisfied and that it would not waive any conditions of closing.

9)    On December 16, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release announcing that it had cancelled the special meeting of its stockholders and was scheduled to be held on December 19, 2003.

10)   On December 16, 2003, the Company filed a report on Form 8-K, pursuant to
      Item 5 of such form, reporting that we issued a Press Release announcing that it had entered into a Asset Purchase Agreement with Open Wheel Racing Series, LLC which would allow it to purchase the assets of CART, Inc. needed to operate the Champ Car World Series and purchase the stock of Pro-Motion Agency, Inc., one of our subsidiaries that operates the Toyota Atlantic Series. In addition, it was announced that Open Wheel Racing Series, LLC would assume certain rights and obligations under promoters, sponsors, and other contracts. The Asset Purchase Agreement also terminated the previously announced Merger Agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 24, 2004                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                            ------------------------------------
                                                         Registrant

                                            By  /s/ Christopher R. Pook
                                                -----------------------
                                                Christopher R. Pook
                                                Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Christopher R. Pook           Chief Executive               August 24, 2004
----------------------------      Officer and Director
Christopher R. Pook

/s/ Thomas L. Carter              Chief Financial and           August 24, 2004
----------------------------      Accounting Officer
Thomas L. Carter

CERTIFICATIONS

I, Christopher R. Pook, certify that:

      1. I have reviewed this annual report on Form 10-K of Championship Auto Racing Teams, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the

            (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) [*]

            (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

            (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 24, 2004

/s/ Christopher R. Pook
-----------------------
Christopher R. Pook
Chief Executive Officer

* - Temporarily modified to eliminate certain references to internal control over financial reporting until the compliance date for management's internal control report and related attestation.

CERTIFICATIONS

I, Thomas L. Carter, certify that:

      1. I have reviewed this annual report on Form 10-K of Championship Auto Racing Teams, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the

            (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) [*]

            (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

            (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 24, 2004

/s/ Thomas L. Carter
--------------------
Thomas L. Carter
Chief Financial Officer

* - Temporarily modified to eliminate certain references to internal control over financial reporting until the compliance date for management's internal control report and related attestation.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CHAMPIONSHIP AUTO RACING TEAMS, INC.
   Report of Independent Registered Public Accounting Firm.................  F-2

   Consolidated Balance Sheets as of December 31, 2003 and 2002............  F-3

   Consolidated Statements of Operations for the Years
         Ended December 31, 2003, 2002 and 2001............................  F-4

   Consolidated Statements of Stockholders' Equity for
         the Years Ended December 31, 2003, 2002 and 2001..................  F-5

   Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2003, 2002 and 2001............................  F-6

   Notes to Consolidated Financial Statements..............................  F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Championship Auto Racing Teams, Inc.

We have audited the accompanying consolidated balance sheets of Championship Auto Racing Teams, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Championship Auto Racing Teams, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, a wholly-owned subsidiary of the Company, CART, Inc. has filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the court order, the Company sold the assets of CART, Inc. and the stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., ceased the operations of its wholly-owned subsidiary, Raceworks LLC, and intends to liquidate its remaining assets. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities, (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholders' accounts, the effect of any changes that may be made in the capitalization of the Company, or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 18 and 20, the Company's recurring loses from operations, stockholders' capital deficiency, sale of substantially all the operating assets of its CART, Inc. as discussed above, pending or threatened litigation against the Company and its subsidiaries and the Company's stated intent to liquidate its remaining assets raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Notes 1, 18 and 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 23, 2004

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         AS OF DECEMBER 31,
                                                                                         ------------------
                                                                                         2003          2002
                                                                                       --------      --------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                     $  3,211      $  6,773
         Short-term investments                                                           7,356        79,489
         Accounts receivable  (net of allowance for doubtful accounts of $2,154
         and $1,282 in 2003 and 2002, respectively)                                       1,794         4,657
         Notes receivable (net of allowance for uncollectible notes of $250)                150            --
         Prepaid expenses and other current assets                                        1,557         1,474
         Income tax refundable                                                              694        10,087
         Deferred income taxes                                                               --         1,184
                                                                                       --------      --------
Total current assets                                                                     14,762       103,664

PROPERTY AND EQUIPMENT-NET                                                                4,985        10,403

OTHER ASSETS (net of accumulated amortization of $116 and $116 in 2003 and 2002
respectively)                                                                               298           384
                                                                                       --------      --------

TOTAL ASSETS                                                                           $ 20,045      $114,451
                                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                                                                 $  1,750      $     --
         Accounts payable                                                                 2,000         1,703
         Accrued liabilities:
                      Royalties                                                             120           173
                      Payroll                                                                51         2,455
                      Taxes                                                                  --           743
                      Other                                                                 377         4,879
         Liabilities of CART, Inc. subject to compromise (Note 20)                        5,626            --
         Deferred revenue                                                                    --         1,423
                                                                                       --------      --------
Total current liabilities                                                                 9,924        11,376

DEFERRED INCOME TAXES                                                                        --            57
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
         Preferred Stock, $.01 par value; 5,000,000 shares authorized, none issued
         and outstanding                                                                     --            --
         Common Stock, $.01 par value; 50,000,000 shares authorized, 14,718,134
         shares issued and outstanding at December 31, 2003 and 2002, respectively          147           147
         Additional paid-in capital                                                      87,765        87,765
         Accumulated earnings (deficit)                                                 (77,841)       14,511
         Accumulated other comprehensive income                                              50           595
                                                                                       --------      --------
Total stockholders' equity                                                               10,121       103,018
                                                                                       --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 20,045      $114,451
                                                                                       ========      ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT LOSS PER SHARE)

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                           2003           2002           2001
                                                                        ---------      ---------      ---------
REVENUES:
   Sanction fees                                                        $  24,720      $  36,607      $  47,226
   Sponsorship revenue                                                      7,777         10,150         12,314
   Television revenue                                                       1,889          4,538          5,228
   Race promotion revenue                                                  10,772          1,417             --
   Engine leases, rebuilds and wheel sales                                  1,900             --          1,286
   Other                                                                    2,638          4,533          4,209
                                                                        ---------      ---------      ---------
                 Total revenues                                            49,696         57,245         70,263

EXPENSES:
   Race distributions                                                      60,850         19,797         18,599
   Race expenses                                                            8,059         10,823         10,618
   Race promotion expense                                                  20,844          9,687             --
   Cost of engine rebuilds and wheel sales                                     --             --            348
   Television expense                                                      14,941         10,975             --
   Administrative and indirect expenses (includes severance expense
      of $0, $0 and $4,329 for 2003, 2002 and 2001 respectively)           20,567         27,756         35,605
   Merger charges                                                           1,953             --             --
   Litigation and settlement expense (note 13)                              2,660             --          3,547
   Relocation expense                                                          --          1,422             --
   Asset impairment and strategic charges (notes 4 and 12)                  9,580             --          8,548
   Depreciation and amortization                                            3,841          1,436          1,493
                                                                        ---------      ---------      ---------
                  Total expenses                                          143,295         81,896         78,758
                                                                        ---------      ---------      ---------

OPERATING LOSS                                                            (93,599)       (24,651)        (8,495)
   Realized gain on sale of investments                                       400             26             --
   Interest income                                                          1,274          3,762          7,033
                                                                        ---------      ---------      ---------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE       (91,925)       (20,863)        (1,462)
INCOME TAX (EXPENSE) BENEFIT                                                 (427)         7,302            512
                                                                        ---------      ---------      ---------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (92,352)       (13,561)          (950)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)                            --           (956)            --
                                                                        ---------      ---------      ---------
NET LOSS                                                                $ (92,352)     $ (14,517)     $    (950)
                                                                        =========      =========      =========
LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
   BASIC                                                                $   (6.27)     $   (0.92)     $   (0.06)
                                                                        =========      =========      =========
   DILUTED                                                              $   (6.27)     $   (0.92)     $   (0.06)
                                                                        =========      =========      =========
LOSS PER SHARE:
   BASIC                                                                $   (6.27)     $   (0.99)     $   (0.06)
                                                                        =========      =========      =========
   DILUTED                                                              $   (6.27)     $   (0.99)     $   (0.06)
                                                                        =========      =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC and DILUTED                                                       14,718         14,718         15,289
                                                                        =========      =========      =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                               COMMON STOCK             ADDITIONAL      ACCUMULATED
                                               ------------               PAID-IN        EARNINGS
                                          SHARES          AMOUNT          CAPITAL        (DEFICIT)
                                          ------          ------          -------        ---------
BALANCES, JANUARY 1, 2001                   15,765             158      $  103,130      $   29,978
     Net loss                                   --              --              --            (950)
     Unrealized gain on investments             --              --              --              --

   Comprehensive loss                           --              --              --              --

   Exercise of options                           7              --             109              --
   Acquisition and retirement of
      common stock                          (1,054)            (11)        (15,474)             --
                                        ----------      ----------      ----------      ----------
BALANCES, DECEMBER 31, 2001                 14,718             147          87,765          29,028
     Net loss                                   --              --              --         (14,517)
     Unrealized loss on investments             --              --              --              --
     Reclassification adjustment                --              --              --              --

     Comprehensive loss                         --              --              --              --
                                        ----------      ----------      ----------      ----------
BALANCES, DECEMBER 31, 2002                 14,718             147          87,765          14,511
     Net loss                                   --              --              --         (92,352)
     Unrealized loss on investments             --              --              --              --

     Comprehensive loss                         --              --              --              --
                                        ----------      ----------      ----------      ----------
BALANCES, DECEMBER 31, 2003                 14,718      $      147      $   87,765      $  (77,841)
                                        ==========      ==========      ==========      ==========

                                         ACCUMULATED
                                           OTHER
                                        COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                        INCOME (LOSS)      EQUITY       INCOME (LOSS)
                                        -------------      ------       -------------
BALANCES, JANUARY 1, 2001                $      628      $  133,894
     Net loss                                    --            (950)     $     (950)
     Unrealized gain on investments             368             368             368
                                                                         ----------
   Comprehensive loss                            --              --      $     (582)
                                                                         ==========
   Exercise of options                           --             109
   Acquisition and retirement of
      common stock                               --         (15,485)
                                         ----------      ----------
BALANCES, DECEMBER 31, 2001                     996         117,936
     Net loss                                    --         (14,517)     $  (14,517)
     Unrealized loss on investments            (384)           (384)           (384)
     Reclassification adjustment                (17)            (17)            (17)
                                                                         ----------
     Comprehensive loss                          --              --      $  (14,918)
                                         ----------      ----------      ==========
BALANCES, DECEMBER 31, 2002                     595         103,018
     Net loss                                    --         (92,352)     $  (92,352)
     Unrealized loss on investments            (545)           (545)           (545)
                                                                         ----------
     Comprehensive loss                          --              --      $  (92,897)
                                         ----------      ----------      ==========
BALANCES, DECEMBER 31, 2003              $       50      $   10,121
                                         ==========      ==========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 YEAR-ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                            2003           2002           2001
                                                                         ---------      ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (92,352)     $ (14,517)     $    (950)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Cumulative effect of accounting change (net of tax)                        --            956             --
     Depreciation and amortization                                           4,168          1,436          1,493
     Net loss from sale/disposal of property and equipment                     590             16          1,975
     Asset impairment and impairment of goodwill                             9,580             --          5,628
     Deferred income taxes                                                   1,127          1,946         (1,208)
     Changes in asset and liabilities that provided (used) cash:
          Accounts and notes receivable                                      3,190            538            383
          Inventory, prepaids and other assets                                 134          1,344         (2,159)
          Refundable income tax                                              9,393        (10,087)            --
          Accounts payable                                                   3,420         (1,306)         1,034
          Accrued liabilities                                               (6,924)        (1,938)         6,320
          Deferred revenue                                                  (1,602)           (88)          (941)
          Deposits                                                              --             --           (778)
                                                                         ---------      ---------      ---------
                 Net cash provided by (used in) operating activities       (69,276)       (21,700)        10,797

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of Raceworks (net of cash acquired)                (833)            --             --
     Purchase of investments                                                (7,054)      (138,698)       (60,950)
     Proceeds from sale of investments                                      78,642        146,429         71,903
     Notes receivable                                                         (150)            --          2,682
     Acquisition of property and equipment                                  (3,949)        (7,050)          (880)
     Proceeds from sale of property and equipment                               81             27             86
     Acquisition of trademark                                                   --             --             (1)
                                                                         ---------      ---------      ---------
                 Net cash investing activities                              66,737            708         12,840

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                              (1,023)            --             --
     Issuance of common stock                                                                  --            109
     Repurchase of common stock                                                                --        (15,485)
                                                                         ---------      ---------      ---------
                 Net cash (used in) financing activities                    (1,023)            --        (15,376)
                                                                         ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (3,562)       (20,992)         8,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               6,773         27,765         19,504
                                                                         ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   3,211      $   6,773      $  27,765
                                                                         =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
            Income taxes                                                 $     489      $       1      $   3,189
                                                                         =========      =========      =========
            Interest                                                     $      --      $      --      $       5
                                                                         =========      =========      =========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CHAPTER 11 FILING

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

      Championship Auto Racing Teams, Inc., through CART, its wholly-owned subsidiary, owned, operated and sanctioned the open-wheel motorsports series known in 2003 as the Bridgestone Presents the Champ Car World Series Powered By Ford. CART was responsible for organizing, marketing and staging each of the races in the Champ Car World Series. The Company also acted as a promoter at certain events. The Company staged events at four different types of tracks, including superspeedways, ovals, temporary road courses and permanent road courses, each of which required different skills and disciplines from the drivers and teams.

      On August 18, 2003, we publicly announced that we had received a proposal from Open Wheel Racing Series ("Open Wheel") related to the acquisition of the Company and that we were engaged in negotiations regarding a possible transaction with Open Wheel.

      On August 24, 2003, we publicly announced that our board of directors had instructed management to continue negotiating with Open Wheel with respect to all terms related to a possible acquisition of the Company. The Company, Open Wheel and their respective advisors continued to engage in negotiations regarding the terms of a possible transaction and related definitive agreements.

      On September 10, 2003, representatives of the Company, Open Wheel and Open Wheel Acquisition Corp., a wholly-owned subsidiary of Open Wheel, executed and delivered the merger agreement and other related agreements and issued a joint press release announcing the proposed transaction.

      On December 2, 2003, we announced that representatives of Open Wheel had informed us that Open Wheel believed that a number of conditions of the pending merger between the parties would not be satisfied by the time of the special meeting of stockholders that was scheduled for December 19, 2003.

      On December 15, 2003, we announced that we had entered into an Asset Purchase Agreement ("the Agreement") with Open Wheel. The Agreement would allow Open Wheel to purchase the assets of CART, Inc. needed to operate the Champ Car World Series and the stock of Pro-Motion Agency, Inc., our subsidiary that operates the Toyota Atlantics series and CART Licensed Products, Inc., our subsidiary that operates our licensed merchandise function. In addition, Open Wheel would assume from us and CART, Inc. the rights and obligations under certain promoter, sponsor and other contracts. Open Wheel stated that it intended to continue to operate the Champ Car World Series and the Toyota Atlantic series. The total consideration that would be paid under the agreement was $3.0 million less $1.5 million in 2003 prize money to teams who were not affiliated with Open Wheel; which was an obligation of CART, Inc. that would be assumed by Open Wheel. The Agreement terminated the previously announced merger agreement that we had entered into with Open Wheel on September 10, 2003.

      On December 16, 2003, CART, Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy

Code in the United States Bankruptcy Court Southern District of Indiana (RE CART, Inc., Case No. 03-23385-FJO-11, See Note 19).

      An Amendment by Interlineation (the "Amendment") with respect to the Agreement was entered into on January 15, 2004 to reflect the change in consideration and the assumption of certain claims.

      On February 13, 2004, the assets of CART, Inc, the stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., were sold to Open Wheel for total cash consideration of $3.3 million, assumption of liabilities of $1.4 million in 2003 prize money to teams who were not affiliated with Open Wheel which was an obligation of CART, Inc., forgiveness of $1.3 million in prize money due principles of Open Wheel which was an obligation of CART, Inc. and the assumption of certain promoter, sponsor and other contracts, pursuant to an order of the bankruptcy court at a hearing held on January 28, 2004. CART, Inc. continues to operate as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On July 23, 2004 CART, Inc. filed a Chapter 11 plan (the "Plan") and disclosure statement (the "Disclosure Statement") with the bankruptcy court (See Note 20).

      We currently intend to liquidate our remaining assets, pay off our remaining liabilities, and complete the process of liquidation and winding up the Company's affairs as soon as practicable. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time, but will consider this option when the liquidation and bankruptcy of our subsidiary CART, Inc. is complete and after approval by our shareholders. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries, severance and related costs, legal and accounting fees, as well as payments to a liquidation trustee. While we cannot currently make a precise estimate of the expenses, we believe that a significant portion of our current cash may be required to pay the above expenditures.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company's intention to liquidate the remaining assets, pay off the remaining liabilities, and complete the process of liquidation and dissolution of the Company's affairs raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and CART, Inc. ceased operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc., American Racing Series, Inc. ("ARS"), Pro-Motion Agency, Ltd., CART Licensed Products, Inc and as of March 7, 2003, Raceworks LLC (See Note 10). At the end of the 2001 season, the Company discontinued the operations of American Racing Series, Inc. All significant intercompany balances have been eliminated in consolidation.

      PROPERTY AND EQUIPMENT. Property and equipment have been written down to their fair values (see asset impairment Note 12) and were depreciated using the straight-line and accelerated methods over their estimated useful lives which range from 3 to 20 years. Leasehold improvements are amortized over the shorter of the life of the leases or the remaining useful life of the leasehold improvements.

      ASSET IMPAIRMENTS. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), long-lived assets to be held and used by the Company are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment losses on long-lived assets are recognized when book values exceed expected undiscounted future cash flows with the impairment measured on a discounted future cash flow basis (see asset impairment footnote 12).

      REVENUE RECOGNITION. Substantially all of the Company's revenue is derived from sanction fees, promotion revenues, sponsorship revenues, television revenues, engine leases and other miscellaneous revenue. Sanction fee revenues are fees paid to the Company by track promoters to sanction a Champ Car event at the race venue and to provide the necessary race management. In 2003 and 2002, the Company self-promoted certain events. Revenues received for events the Company promotes are recorded as race promotion revenues. The Company receives sponsorship revenues from companies who desire to receive brand and product exposure in connection with Champ Car races. Pursuant to broadcast agreements, the Company generates revenues from advertising sales and for the right to broadcast the races, with revenues based upon viewership with a minimum guarantee for contracts through 2001 and for certain international contracts in 2002. In 2003 and 2002, the Company bought the air-time and paid for production for certain races and received the advertising inventory for certain races. The Company also receives revenues from royalty fees paid for licenses to use service marks of the Company, various drivers, teams, tracks and industry sponsors for merchandising programs and product sales.

      Recognition of revenue from race sanction agreements is deferred until the event occurs. Sponsorship revenue and engine lease revenue are recognized ratably over the period covered by the agreement. Barter revenue is recognized at the time of the event. Television revenue for rights sales is recognized ratably over the race schedule and television advertising revenue is recognized when the advertising is aired. Other revenues include membership and entry fees, contingency awards money, rights fees and royalty income. Membership and entry fees and contingency award money are recognized ratably over the race schedule. Royalty income is recognized as the related product sales occur or on a monthly basis based on a minimum guarantee.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents include investments with original maturities of three months or less at the date of original acquisition.

      SHORT-TERM INVESTMENTS. The Company's short-term investments are categorized as available-for-sale, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity as accumulated other comprehensive income (loss) until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

      GOODWILL. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets". The statement requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives will be tested for impairment upon adoption of the statement and annually thereafter. The Company performs an annual impairment review for intangible assets during the fourth quarter of each year, commencing with the fourth quarter of 2002. As a result of adoption, the Company no longer records amortization expense related to goodwill or intangible assets with indefinite useful lives.

      The Company adopted SFAS No. 142, effective January 1, 2002, which resulted in a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill. The goodwill was recorded under the purchase method of accounting for the purchases of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Such charge is non-recurring in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. Previous to the adoption of SFAS No. 142, the Company had accounted for its goodwill and intangible assets in accordance with the accounting standards existing at the time, and the Company's analyses did not result in recognition of any impairment loss prior to the adoption of SFAS No. 142, except as discussed in Note 10.

      Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology.

      A reconciliation of net loss and loss per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the year of adoption, is as follows:

                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 FOR THE YEARS ENDED
                                                             DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001
                                                             -----------------    -----------------    -----------------
Reported net loss                                               $    (92,352)             (14,517)        $       (950)
Add back: Goodwill amortization, net of tax                               --                   --                   27
Add back: Trademark amortization, net of tax                              --                   --                   17
Cumulative effect of accounting change, net of tax                        --                  956                   --
                                                                ------------         ------------         ------------
Pro Forma net loss                                              $    (92,352)        $    (13,561)        $       (906)
                                                                ============         ============         ============

Basic and Diluted:
     Reported net loss per share                                $      (6.27)        $      (0.99)        $      (0.06)
     Amortization, net of tax                                             --                   --                   --
     Cumulative effect of accounting change, net of  tax                  --                 0.07                   --
                                                                ------------         ------------         ------------
     Pro Forma loss per share                                   $      (6.27)        $      (0.92)        $      (0.06)
                                                                ============         ============         ============

      In the first quarter of 2003, the Company recorded goodwill in conjunction with the purchase described in Note 10 - Acquisition of Raceworks, LLC.

      Operating results and cash flows of Raceworks, LLC were significantly lower than expected during the quarter ended September 30, 2003 as a result of the event promoted by Raceworks, LLC in September in Miami. Based on those results and other qualitative information, the future earnings forecasts were revised. As a result of management's analysis, the Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks, LLC. The fair value of the reporting unit was estimated using the present value of expected future cash flows. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments identified in Note 16 - Segment Reporting. Raceworks, LLC, a wholly-owned subsidiary included in the race promotions segment, is also a reporting unit.

      MANAGEMENT ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2003 and 2002, and the reported amounts of revenues and expenses during the periods presented. Specifically, management made significant estimates in assets and liabilities pursuant to the Asset Purchase Agreement and bankruptcy filing for the year-ended December 31, 2003. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

      STOCK BASED COMPENSATION. On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

      However, as required by SFAS No. 123, the Company has calculated pro forma information as if it had determined compensation cost based on the fair value at the grant date for its stock options granted to employees and directors. There were no options granted for the year-ended December 31, 2003. In accordance with SFAS No.123, for the year ended December 31, 2002, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro-forma purposes with the following assumptions used for all grants: expected volatility of 71%, expected dividend yield of 0%, risk-free interest rate of 3% and an expected life of 10 years. For the year ended December 31, 2001, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma purposes with the following assumptions used for all grants: expected volatility of 30%, expected dividend yield of 0%, risk-free interest rate of 4% and an expected life of 10 years. Had the Company determined compensation cost based on the fair value at the grant date for its stock under SFAS No. 123, net loss and diluted loss per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET LOSS                                                                2003            2002            2001
                                                                     ----------      ----------      ----------
As reported                                                          $  (92,352)     $  (14,517)     $     (950)
Total stock-based employee compensation expense determined under
   the fair value based method, net of related tax effects               (2,200)         (2,065)         (1,715)
                                                                     ----------      ----------      ----------
Pro forma                                                            $  (94,552)     $  (16,582)     $   (2,665)
                                                                     ==========      ==========      ==========

DILUTED LOSS PER SHARE
As reported                                                          $    (6.27)     $    (0.99)     $    (0.06)
Total stock-based employee compensation expense determined under
   the fair value based method, net of related tax effects                (0.15)          (0.14)          (0.11)
                                                                     ----------      ----------      ----------
Pro forma                                                            $    (6.42)     $    (1.13)     $    (0.17)
                                                                     ==========      ==========      ==========

      ACCOUNTING PRONOUNCEMENTS. On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement did not have a material effect on the consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." and during December 2003 issued Interpretation 46 ("FIN 46R") "Consolidation of Variable Interest Entities, and Interpretation of ARB 51". The term "variable interest" is defined in FIN 46 as "contractual, ownership or other pecuniary interests in an entity that change with changes in the entity's net asset value." Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The Company does not expect the recognition provisions of FIN 46R to have a material impact on the Company's financial position or results of operations.

      In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, "through the issuance of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS No. 149 in fiscal 2003 did not have a material impact on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Company's adoption of SFAS No. 150 in fiscal 2003 did not have a material impact on its financial position or results of operations.

      RECLASSIFICATIONS. Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements in order for them to conform to the 2003 presentation.

3. SHORT-TERM INVESTMENTS

      The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification at December 31:

                                                              GROSS UNREALIZED
                                                              ----------------
(IN THOUSANDS)                     COST      FAIR VALUE      GAIN         LOSS
                                   ----      ----------      ----         ----
2003
U.S. agencies securities         $  7,306     $  7,356     $     50     $     --
                                 ========     ========     ========     ========

2002
Letters of credit                $     30     $     30     $     --     $     --
Corporate bonds                     2,538        2,556           18           --
U.S. agencies securities           76,003       76,903          900            2
                                 --------     --------     --------     --------
Total short-term investments     $ 78,571     $ 79,489     $    918     $      2
                                 ========     ========     ========     ========

      Proceeds from sales of investments were approximately $78.6 million and $146.4 million in 2003 and 2002, respectively. In 2003 and 2002, gross gains and losses on such sales were not significant.

      Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4. NOTES RECEIVABLE

      In May 2003, the Company entered into an agreement with a third party whereby we paid for the costs of capital improvements retained by the third party necessary to stage an event which we promoted. We accepted an unsecured note of $750,000 for said improvements, to be collected, without interest over five years. The note was to be repaid over the life of the agreement at $75,000 per year and a final payment of $450,000 due in the fifth year. The Company imputed interest on the note at a rate of 6% and recorded a discount which reduced the note by $46,000. In November 2003, the Company terminated the agreement and according to the terms of the contract the note was forgiven. The note was written-off in during the year end December 31, 2003.

      In June 2003, the Company entered into an amendment to a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is collateralized by all products and proceeds of all other events staged by the promoter at the promoter's facility. We have not received any payments on the note which were to begin on January 1, 2004. After an assessment of the financial condition of the promoter and other considerations, it was determined that the note should be been written-down to management's estimate of its fair value of $150,000 and a loss has been recorded in asset impairment and strategic charges in the amount of $320,139.

5.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31:

                                               (IN THOUSANDS)            USEFUL LIFE
                                            2003           2002          (IN YEARS)
                                            ----           ----          ----------
Engines                                   $  2,273       $  4,000            2
Equipment                                    5,251          7,242           5-20
Furniture and fixtures                         248            425            10
Vehicles                                     2,377          4,065           5-7
Other                                          154            268            5 (except leasehold improvements)
                                          --------       --------

Total                                       10,303         16,000

Less accumulated depreciation               (5,318)        (5,597)
                                          --------       --------


Property and equipment (net)              $  4,985       $ 10,403
                                          ========       ========

Property and equipment were written down as of December 31, 2003 to their fair-values pursuant to an Asset Purchase Agreement entered into with Open Wheel Racing Series, LLC. (See Note 12). Depreciation expense recorded was $3.84 million, $1.44 million, and $1.49 million for the years ended December 31, 2003, 2002, and 2001 respectively.

6.  CAPITAL STOCK

      In 2003 and 2002, there were no repurchases or retirements of common stock.

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

7.  OPERATING LEASES

      The Company had entered into two operating leases for office space, one in Indianapolis, Indiana and one, with a former director, in Miami Florida, which have terms through 2010. In December 2003, the lease in Miami was canceled in exchange for a payment of $44,000 and forfeiture of the security deposit of $16,000. The Indianapolis lease was sublet to Open Wheel Racing Series, LLC., at substantially the same terms as our lease, and we retain office space for our use at no cost, however, we remain liable on the lease. Total rent expense for operating leases were approximately $361,493, $491,173 and $638,000 for 2003, 2002 and 2001, respectively.

      Approximate future minimum lease payments under the non-cancelable operating lease are as follows:

Years Ending December 31:              (In Thousands)
    2004                                  $   309
    2005                                      309
    2006                                      309
    2007                                      309
    2008                                      309
    2009 and thereafter                       566
                                          -------
Total                                       2,111
Less sublease revenue                      (2,111)
                                          -------
Total                                     $    --
                                          =======

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

      SFAS No. 109 requires that net deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has tax assets from U.S. net operating loss carryforwards and foreign tax credit carryforwards of $81.4 million and $.5 million, respectively. The carryforward items expire over the next 5 to 20 years. Failure to achieve taxable income within the carryforward period would affect the ultimate realization of the net deferred tax assets. Due to the financial condition of the Company described in Note 1, Management does not believe that the deferred tax assets will be realized. The tax benefit for current year losses and net deferred tax assets recorded at December 31, 2003 has been reduced by a $35.4 million valuation allowance. As a result, income tax expense was $427,000 for the twelve month period ended December 31, 2003.

      The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31 are as follows:

                                                          2003           2002
                                                          ----           ----
Non-current deferred tax assets (liabilities):
     Basis difference in fixed assets                   $  1,730       $   (678)
     State tax net operating loss carryforward             2,716            682
     Goodwill                                                828            438
     Charitable contribution carryforwards                   134            150
     Tax credit carryforwards                             28,157             --
     State taxes                                              --            (34)
     Indianapolis lease deferral                              59             67
     Bad debt                                              1,699             --
     Deferred compensation                                    23             --
                                                        --------       --------
          Non-current deferred tax asset                  35,346            625
     Valuation allowance                                 (35,346)          (682)
                                                        --------       --------
          Net non-current deferred tax liability        $     --       $    (57)
                                                        ========       ========

      The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                             (IN THOUSANDS)
                                                    2003          2002          2001
                                                    ----          ----          ----
Current                                           $   484       $(8,927)      $   671
Deferred                                              (57)        1,111        (1,183)
                                                  -------       -------       -------
             Total                                $   427       $(7,816)      $  (512)
                                                  =======       =======       =======

Tax expense (benefit) from operations             $   427       $(7,302)      $  (512)
Tax expense (benefit) from accounting change           --          (514)           --
                                                  -------       -------       -------
             Total                                $   427       $(7,816)      $  (512)
                                                  =======       =======       =======

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                2003          2002          2001
                                                ----          ----          ----
Tax at U.S. federal statutory rate             (34.0%)       (35.0%)       (35.0%)
State income tax, net of federal benefit        (1.7%)        (0.9)         (0.3)
Meals and entertainment                          0.1           0.6           8.9
Tax exempt interest                               --            --            --
Valuation allowance                             37.5           3.0            --
Other                                           (1.9)         (2.7)         (8.6)
                                              ------        ------        ------
          Total                                 (0.0%)       (35.0%)       (35.0%)
                                              ======        ======        ======

9.  EMPLOYEE BENEFIT PLANS

      The Company offers a 401(k) savings plan. Contributions to the plan are in the form of employee salary deferral, subject to discretionary employer-matching contributions. The Company's contributions to the plan were approximately $71,000, $81,000, and $86,000 in 2003, 2002, and 2001, respectively. In February
2004, this plan was assumed by Open Wheel and the Company has no future obligations under the plan.

10. ACQUISITION OF RACEWORKS, LLC

      On March 7, 2003, the Company acquired one hundred percent (100%) of the membership interests in Raceworks, LLC ("Raceworks"). The results of Raceworks' operations have been included in the consolidated financial statements since that date. Raceworks is a motorsports promotion company and holds a revocable license agreement to annually conduct a street race in downtown Miami through 2017, with an option to extend for an additional ten (10) years. The aggregate purchase price was $1.2 million including $473,000 of cash and a promissory note of $722,000. In December 2003, the Company entered into an agreement for full and final settlement of the note for a cash payment to the note holders of $361,250.

      The following table summarizes the estimated fair values, at the time of acquisition, of the assets acquired and liabilities assumed as part of the acquisition.

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
                                                                    ===========

      The acquisition was accounted for using the purchase method of accounting. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Raceworks based upon their respective fair values as of the date of the acquisition. An allocation of the purchase price has been made to major categories of assets and liabilities based on available information at the date of acquisition.

      In December 2003, Raceworks' operations were discontinued and a wind-up of business is currently under way due to CART, Inc.'s bankruptcy filing and the subsequent sale of its assets to Open Wheel and Open Wheel's decision not to acquire the rights to race in Miami. This resulted in the intangible and long-lived assets of Raceworks being written down to their estimated fair values and an impairment charge of $5.1 million being incurred for the year ended December 31, 2003. (See Note-2 Goodwill and Note-12 Asset Impairment)

      In 2004, settlements have been negotiated with certain Raceworks, LLC., creditors which resulted in reductions to trade account payables of approximately $520,000.

11.  DEBT

      At December 31, 2002 the Company had an unused bank line of credit of $1.5 million. There were no amounts outstanding at December 31, 2002 and 2001. Advances on the line of credit were payable on demand, with interest at the bank's prime rate. The line of credit was secured by the Company's deposits with the bank. In September 2003, the Company canceled the line of credit.

      In July 2002, the Company guaranteed a $1.8 million commercial term loan in connection with the operations of Raceworks, LLC. The Company subsequently assumed this loan in conjunction with the acquisition of Raceworks, LLC. The principal on the loan shall be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. The Company made the October 2003 and January 2004 scheduled payments.

      At December 31, 2003, the Company was in default of certain financial covenants of the loan. As a result, the entire amount of the note has been classified as current.

      On May 10, 2004, The Company entered into an assignment and release agreement that was for full and final settlement of any and all obligations related to the loan in exchange for a cash payment from the Company of the remaining principal balance of $1,700,000.

12.  ASSET IMPAIRMENT AND STRATEGIC CHARGES

      Dayton Indy Lights Championship. During the third quarter of 2001, the Board of Directors of the Company adopted a formal exit plan with respect to the discontinuance of the Dayton Indy Lights Championship ("DILC") effective at the conclusion of the 2001 race season. This decision resulted from an in-depth analysis of the Company's development series conducted by management of the Company and Bain & Company, an independent consulting company. The analysis was initiated to determine the future viability of the DILC, operated by ARS. This analysis included discussions with DILC team owners and employees and discussions with Toyota Atlantics Championship ("TAC") team owners and employees. The TAC was operated by Pro-Motion. The analysis was completed in July, 2001.

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

      Raceworks, LLC. Operating results and cash flows of Raceworks, LLC were significantly lower than expected, which we considered to be an indication of impairment. Based on operating results and other qualitative information, the future earnings forecasts were revised and the fair value determined. The Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks, LLC. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

      The Company reviewed the carrying value of the long-lived assets of Raceworks, using estimated cash flows. The carrying values of the long-lived assets were considered impaired. In the absence of quoted market prices, the fair values of the long-lived assets were determined using estimates of amounts at which the assets could be sold to third parties in current transactions, less any sale costs. The Company recognized a non-cash asset impairment charge of $2,038,000 for the period ended September 30, 2003 to reduce the carrying value of the property and equipment of Raceworks, LLC.

      In December of 2003, after the merger agreement with Open Wheel was terminated as described in Note 1, it was determined that Open Wheel had no interest in the assets of Raceworks, LLC or continuing to race in the city of Miami. The Company initiated a plan to wrap-up the affairs of Raceworks by closing the office and liquidating its remaining assets. The assets were written-down to their estimated fair value and the Company recognized an asset impairment charge of $1,755,000 in the quarter-ended December 31, 2003.

      CART, Inc., Promotion Agency, LTD., and CART Licensed Products, Inc. The sale of certain assets and common stock to Open Wheel Racing Series, on February 13, 2004, pursuant to the court approved sale described in Note 1, established fair value for such assets. Because the carrying value of such assets and common stock at December 31, 2003 exceeded their fair values an impairment charge was recognized as follows:

Value received:
     Cash                                                          $  3,260,000
     Liabilities assumed:
          Points Fund and Royalties Payable                           2,740,000
          Intercompany Debt                                             570,881
          Accounts Payable                                              191,751
          Other Liabilities                                              32,338
                                                                   ------------
Total value received                                                  6,794,970
Net book value of assets sold                                        11,000,937
                                                                   ============
Impairment recognized                                              $ (4,205,967)
                                                                   ============

13.  COMMITMENTS AND CONTINGENCIES

      REVENUE AGREEMENTS. The Company has entered into promoter and sponsorship agreements that extend through various dates, with the longest date expiring in the 2008 racing season. Under the promoter agreements, the Company was obligated to sanction Champ Car World Series racing events and provide related race management functions. Under the sponsorship agreements, the Company granted certain corporations official sponsorship status. In return the corporations received recognition and status rights, event rights and product category exclusivity rights. The promoter and sponsor agreements still in effect as of December 31, 2003 were assumed by Open Wheel Racing Series, LLC, as part of the "Asset Purchase Agreement" discussed previously.

      Television agreements with various broadcast companies for production, sales and worldwide distribution of the Company's events ended on December 31, 2003 .

      TEAM ASSISTANCE. Beginning in 2003 the Company provided assistance to certain teams to ensure that there were a sufficient number of race cars competing in the Company's series. The Company spent $31.8 million in team assistance, spread out over the race season, to assure a sufficient number of competitors for the 2003 season. The agreements ended on December 31, 2003.

      ENTRANT SUPPORT PROGRAM. Beginning in 2003, the Company provided financial assistance to teams that participated in the Champ Car World Series, including teams affiliated with our directors and/or 5% stockholders. The Entrant Support Program ("ESP") provided up to $42,500 in cash payments to teams, per race, for each car entered into the series. The agreements with the teams ended on December 31, 2003.

      TELEVISION TIME BUYS. In 2003, the Company entered into a time buy agreement for the 2003 and 2004 race season. However, as a result of the "Asset Purchase Agreement" discussed previously, the Company is not in the race promotion business for 2004. Therefore the obligation of both parties subject to the time buy agreement is non-assertive for the 2004 race season.

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

      EMPLOYMENT AGREEMENTS. The Company has employment agreements with its officers. The employment agreements expire on December 31, 2004.

      LITIGATION. On November 4, 2003, 88 Corp. filed suit against CART, Inc. in the United States Federal District Court for the Central District of California. 88 Corp., the promoter of the CART Champ Car World Series race at the California Speedway in Fontana, California, claimed that the race which was to be held on November 2, 2003 was canceled due to a "force majeure" and requested a judicial determination as to whether or not the organizational and rights fee of $2.5 million, previously paid by 88 Corp. to CART, minus reasonable expenses incurred by CART, should be refunded to 88 Corp. As a result of the bankruptcy of CART, this litigation was suspended. 88 Corp. has filed a proof of claim against CART in the bankruptcy court proceedings requesting repayment of the $2.5 million, imposition of a constructive trust, and such other relief as the bankruptcy court deems appropriate. CART has objected to the claim and has asserted against 88 Corp. a claim for wrongful termination of the sanction agreement as it relates to the 2003 and 2004 races in the amount of $5.2 million. These claims are currently pending in bankruptcy court and we are unable to make a determination as to the likelihood of an unfavorable outcome or estimate the amount or range of the recovery or loss.

      On December 16, 2003, CART, Inc., the Company's wholly owned subsidiary, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of Indiana, Indianapolis Division. CART, Inc.'s Chapter 11 Plan has been filed with the Bankruptcy Court. Based upon filings by creditors of CART, Inc., there may be claims by creditors against CART, Inc. which could result in litigation against CART, Inc. in Bankruptcy Court. The Company is currently unable to determine the extent of these asserted claims and whether or not they will ultimately result in litigation involving CART, Inc.

      On December 12, 2003, S. R. Holdings Co., filed an action against the Company and Raceworks, LLC, its wholly owned limited liability company, for an alleged breach of contract to provide concession services at the Champ Car World Series race held in Miami, Florida in 2003 and in future years. The case was filed in the Circuit Court of Miami, Dade County, Florida. The Company filed answer denying all allegations. Raceworks filed an answer denying all allegations and asserted a counterclaim for breach of the agreement by S.R. Holdings for failure to make a minimum payment to Raceworks. The Company is unable to make a determination as to the likelihood of an unfavorable outcome or estimate of the amount or range of possible loss.

      On August 5, 2004 the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1,500,000 in July of 2002 which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy by filing under Chapter 11 of the Bankruptcy Code. The Company has not filed an answer at this point in time and is unable to make a determination as to the likelihood of an unfavorable outcome. The range of the possible loss is up to $1,500,000.

      We are party to several lawsuits. We cannot predict the outcome of the litigation, and at this time, management is unable to estimate the impact that ultimate resolution of these matters may have on our financial position or results of operations.

14.  SEVERANCE EXPENSE

      During 2001, the Company recorded severance expense relating to the voluntary and involuntary resignation of certain employees, including the Company's President/CEO. These expenses amounted to $4.3 million and are included in administrative and indirect expenses.

      At December 31, 2003 and 2002, severance payments of $0 and $2.3 million, respectively, are accrued.

15.  STOCK OPTION PLANS

      1997 STOCK OPTION PLAN. In December 1997, the Board of Directors of the Company (the "Board") authorized, and the stockholders of the Company approved, a stock incentive plan for executive and key management employees of the Company and its subsidiaries, including a limited number of outside consultants and advisors, effective as of the completion of the initial public offering ("IPO") (the "1997 Stock Option Plan"). Under the 1997 Stock Option Plan, key employees, outside consultants and advisors (the "Participants") of the Company and its subsidiaries (as defined in the 1997 Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option Plan). A maximum of 2,000,000 shares of common stock are subject to the 1997 Stock Option Plan. Options granted vest pro-rata over a three-year period. No stock option is exercisable after ten years from the date of the grant, subject to certain conditions and limitations. The purpose of the 1997 Stock Option Plan was to provide the Participants (including officers and directors who are also key employees) of the Company and its subsidiaries with an increased incentive to make significant contributions to the long-term performance and growth of the Company and its subsidiaries.

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

      All Director NQSOs are immediately exercisable upon grant. The exercise price for all options may be paid in cash, shares of common stock of the Company or other property. If an Independent Director dies or becomes ineligible to participate in the Director Option Plan due to disability, his Director NQSOs expire on the first anniversary of such event. If an Independent Director retires with the consent of the Company, his Director NQSOs expire 90 days after his retirement. In no event may a Director NQSO be exercised more than ten years from the date of grant. As of December 31, 2003 and 2002, there were 25,000 and 25,000, respectively, Director NQSOs issued and outstanding.

      No further options will be granted under either the 1997 Stock Option Plan or the Director's Stock Option Plan.

      The following table summarizes information about stock options under the 1997 Stock Option Plan and Directors Stock Option Plan during 2003, 2002 and 2001 as follows:

                                                                 WEIGHTED
                                                                  AVERAGE      WEIGHTED
                                                  NUMBER OF      REMAINING      AVERAGE
1997 DIRECTOR & STOCK OPTION PLAN                  SHARES          LIFE     EXERCISE PRICE
---------------------------------
Options outstanding January 1, 2001                705,489            7.6      $  20.99
Exercised                                           (6,667)            --         16.00
Forfeited                                          (96,250)            --         24.18
                                                  --------       --------      --------
Options outstanding December 31, 2001              602,572            6.6         20.50
(402,477 are exercisable)
Forfeited                                         (337,302)            --         21.16
                                                  --------       --------      --------
Options outstanding December 31, 2002              265,270            4.1         19.67
(256,287 are exercisable)
Forfeited                                          (89,968)            --         17.51
                                                  --------       --------      --------
Options outstanding December 31, 2003              175,302            4.7      $  20.77
                                                  ========       ========      ========
(175,302 are exercisable) *

*167,532 options were forfeited in May 2004, upon termination of certain employees.

      The weighted average exercise price of exercisable options at December 31, 2003 was $20.77. Options outstanding at December 31, 2003 range in exercise price from $16.00 to $29.00.

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

      No officer may be granted more than 500,000 options during any one year. Options are granted only to employees, officers, directors, consultants and other persons providing key services to the Company or a subsidiary and the purchase price of each option granted cannot be less than 100% of the fair market value of the common stock on the date of grant.

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

                                                             WEIGHTED        WEIGHTED        WEIGHTED
                                                              AVERAGE        AVERAGE         AVERAGE
                                             NUMBER          REMAINING       EXERCISE          FAIR
2001 STOCK OPTION PLAN                      OF SHARES          LIFE           PRICE           VALUE
----------------------                      ---------          ----           -----           -----
Options outstanding December 31, 2000              --               --              --              --
Granted                                       851,250              9.8      $    15.35      $     7.47
Forfeited                                      (2,800)              --           14.68              --
                                           ----------       ----------      ----------
Options outstanding December 31, 2001         848,450              9.8           15.30              --
 (40,000 are exercisable)
Granted                                       553,250              9.5            7.38            5.71
Forfeited                                    (265,650)              --           15.26              --
                                           ----------       ----------      ----------
Options outstanding December 31, 2002       1,136,050              9.2           11.49              --
 (217,016 are exercisable)
Forfeited                                    (106,750)              --            9.93              --
                                           ----------       ----------      ----------
Options outstanding December 31, 2003       1,029,300              8.2      $    11.65              --
(581,192 are exercisable)

*226,800 options were forfeited in May 2004, upon termination of certain employees.

      The weighted average price of exercisable options at December 31, 2003 was $13.01. Options outstanding at December 31, 2003 range in exercise price from $4.90 to $16.64. At December 31, 2003, 470,700 shares were reserved for issuance under the 2001 Stock Option Plan.

16.  SEGMENT REPORTING

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

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
(In Thousands)                       SANCTIONING  RACE PROMOTION     OTHER*         TOTALS
--------------                       -----------  --------------     ------         ------
2003
Revenues                              $ 46,951       $  2,474       $    271       $ 49,696
Interest income                          1,266             --              8          1,274
Depreciation and amortization            3,790             --             51          3,841
Segment loss before income taxes
                                       (82,654)        (9,790)            92        (92,352)

2002
Revenues                              $ 57,146       $     --       $     99       $ 57,245
Interest income                          3,749             --             13          3,762
Depreciation and amortization            1,361             --             75          1,436
Segment loss before income taxes       (20,725)            --           (138)       (20,863)

2001
Revenues                              $ 69,915       $     --       $    348       $ 70,263
Interest income                          7,013             --             20          7,033
Depreciation and amortization            1,395             --             98          1,493
Segment loss before income taxes        (1,421)            --            (41)        (1,462)

*Segment is below the quantitative thresholds for presentation as a reportable segment. This segment is related to the Company's licensing royalties.

      Reconciliations to the consolidated balance sheets totals at December 31 are as follows:

(In Thousands)
                                                      2003                2002
                                                      ----                ----
Race Operations                                     $ 18,925            $114,194
Race Promotion                                           894                  --
Other                                                    226                 257
                                                    --------            --------
Total consolidated assets                           $ 20,045            $114,451
                                                    ========            ========

      Domestic and foreign revenues, which are allocated to each country based on sanction fees, sponsorship revenues and television revenues, the three years ended December 31 were as follows:

(In Thousands)
                                           2003            2002            2001
                                           ----            ----            ----
United States                            $30,461         $33,820         $40,717
Canada                                     6,371           6,500           7,032
Mexico                                     5,175           6,704           2,590
Other foreign countries                    7,689          10,221          19,924
                                         -------         -------         -------
Total                                     49,696         $57,245         $70,263
                                         =======         =======         =======


      Revenues from one promoter in 2003 and 2002 were $6.4 million and $6.5 million respectively, which exceeded 10% of total revenues.

17.  EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. Shares contingently issuable relate to shares that would have been outstanding under certain stock option plans (see
Note 14) upon the assumed exercise of dilutive stock options.

                                                           YEARS ENDED DECEMBER 31,
                                                      2003           2002           2001
                                                      ----           ----           ----
                                                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net loss                                            $(92,352)      $(14,517)      $   (950)
                                                    ========       ========       ========

Basic and Diluted EPS:
    Weighted average common shares outstanding        14,718         14,718         15,289
                                                    --------       --------       --------
    Net loss per common share, basic                $  (6.27)      $  (0.92)      $  (0.06)
                                                    ========       ========       ========

      Due to a loss from operations, 1,302,961, 1,426,171, and 1,078,255 incremental shares relating to the dilutive effect of stock options were excluded from the calculation of diluted loss per share due to their anti-dilutive effect in 2003, 2002 and 2001 respectively.

18.  RELATED PARTY TRANSACTIONS

      The Company has entered into transactions with entities that are affiliated with the Company's directors and/or 5% stockholders (related parties).

      Gerald R. Forsythe, a 22.9% stockholder of the Company, is one of three principal members of Open Wheel Racing Series, LLC, the others being Mr. Gentilozzi and Mr. Kalkhoven. Open Wheel purchased the operating assets of CART, Inc. pursuant to the Asset Purchase Agreement, entered into in February 2004. The consideration paid to CART, Inc. for the purchase of such assets, along with the stock of Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. was total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of Open Wheel, forgiveness of $1.3 million in prize money due teams affiliated with principals of Open Wheel, including Mr. Forsythe and the assumption of certain promoter, sponsorship, and other contracts. The agreement was approved by order of the bankruptcy court at a hearing held on January 28, 2004.

      The following related party transactions occurred during the three years in the period ended December 31, 2003.

      The Company received sanction fees from promoters affiliated with related parties. Total sanction fee revenue related to these entities for 2003, 2002 and 2001 was approximately $4.9 million, $10.6 million and $12.7 million, respectively. No sanction fees from a single related entity provided more than 10% of the Company's revenues in 2003, 2001 and 2000.

      The Company rented track facilities from promoters affiliated with related parties. Total track rental expense related to these entities for 2003, 2002, and 2001 was approximately $0, $853,000 and $59,000, respectively.

      At December 31, 2003 and 2002, the Company has accounts receivable of approximately $518,000 and $566,000, respectively, due from related parties. The receivables relate to billings associated with sanction fees and miscellaneous team and promoter charges.

      The Company receives entry fees and other race-related income to participate in the Champ Car Series from teams affiliated with related parties. Such fees received from teams amounted to $196,000, $655,000 and $710,000 in 2003, 2002 and 2001, respectively.

      The Company disburses purse winnings, awards and participation payments to teams affiliated with related parties. Total purse winnings and awards related to these teams for 2003, 2002 and 2001 were $14.0 million, $11.3 million and $6.4 million, respectively.

      In 2003, the Company received engine lease revenue and provided financial assistance to teams affiliated with related parties. Total engine lease income and financial assistance related to the entities was $900,000 and $12.3 million, respectively.

      As part of the race in Miami, Florida, a special promotion was undertaken whereby a rock music concert was cross-promoted in conjunction with the race event. An agreement was entered into with Motorock, LLC, a rock concert promoter, whose principals are Mr. Gentilozzi and Mr. Kalkhoven, who are also principals in Open Wheel Racing Series, LLC., which purchased the assets of CART, Inc. pursuant to the Asset Purchase Agreement as discussed above. The Company received $141,000 from Motorock, LLC., in exchange for tickets, hospitality and advertising rights at the race.

      In 2004, the Company is sanctioning the races for Open Wheel Racing Series, LLC., which is owned by Mr. Forsythe, a 22.9% owner of the Company and Mr. Gentilozzi and Mr. Kalkhoven. The Company receives $12,500 for each domestic race it sanctions and is reimbursed for various expenses it incurs in sanctioning the events. Based on the terms of the Sanctioning Agreement between the Company and Open Wheel, the agreement will expire December 31, 2004.

      The Company paid for at-track rights to promoters affiliated with related parties in order to satisfy contractual obligations with certain sponsors. Total at-track rights related to these entities for 2003, 2002 and 2001 were $0, $400,000 and $500,000, respectively.

      The Company paid for marketing expenses to promoters affiliated with related parties. Total marketing expenses related to these promoters for 2003, 2002 and 2001 were $0, $700,000 and $616,000, respectively.

      The Company pays royalties to teams and promoters affiliated with related parties. Total royalty expense for these entities for 2003, 2002 and 2001 were $33,000, $46,000 and $40,000, respectively.

      At December 31, 2003 and 2002, the Company has accounts payable and royalties payable of approximately $33,000 and $46,000, respectively, due to teams and promoters affiliated with related parties.

      A former officer of the Company is a principal in a law firm which received fees for legal services provided to the Company. Such fees amounted to approximately $57,000, $125,000 and $126,000 in 2003, 2002 and 2001,
respectively.

19. SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

(In Thousands, Except Per Share Data)                First         Second          Third         Fourth          Total
-------------------------------------                -----         ------          -----         ------          -----
2003
----
Total revenues                                     $  6,164       $ 14,408       $ 18,170       $ 10,954       $ 49,696
Operating (loss)                                    (14,405)       (29,394)       (34,900)       (14,900)       (93,599)
Net (loss)                                         $ (8,989)      $(34,513)      $(34,404)      $(14,446)      $(92,352)
                                                   ========       ========       ========       ========       ========
Net Loss per share
     Basic                                         $  (0.61)      $  (2.34)      $  (2.34)      $  (0.98)      $  (6.27)
                                                   ========       ========       ========       ========       ========
     Diluted                                       $  (0.61)      $  (2.34)      $  (2.34)      $  (0.98)      $  (6.27)
                                                   ========       ========       ========       ========       ========

(In Thousands, Except Per Share Data)                First         Second          Third         Fourth          Total
-------------------------------------                -----         ------          -----         ------          -----
2002
----
Total revenues                                     $  5,603       $ 19,292       $ 18,537       $ 13,813       $ 57,245
Operating loss                                       (2,001)        (6,759)       (13,667)        (2,224)       (24,651)
Net (loss) before effect of accounting change          (594)        (3,668)        (8,310)          (989)       (13,561)
Cumulative effect of accounting change                 (956)            --             --             --           (956)
Net (loss)                                         $ (1,550)      $ (3,668)      $ (8,310)      $   (989)      $(14,517)
                                                   ========       ========       ========       ========       ========
Loss per share before cumulative effect
  of accounting change:
     Basic                                         $  (0.04)      $  (0.25)      $  (0.56)      $  (0.07)      $  (0.92)
                                                   ========       ========       ========       ========       ========
     Diluted                                       $  (0.04)      $  (0.25)      $  (0.56)      $  (0.07)      $  (0.92)
                                                   ========       ========       ========       ========       ========
Net Loss per share:

     Basic                                         $  (0.11)      $  (0.25)      $  (0.56)      $  (0.07)      $  (0.99)
                                                   ========       ========       ========       ========       ========
     Diluted                                       $  (0.11)      $  (0.25)      $  (0.56)      $  (0.07)      $  (0.99)
                                                   ========       ========       ========       ========       ========

20.  CART, INC. BANKRUPTCY AND SUBSEQUENT EVENTS

CART, Inc. Bankruptcy:

      On December 16, 2003, CART, Inc., the Company's largest subsidiary that operated the Champ Car World Series filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court Southern District of Indiana (RE CART, Inc., Case No.
03-23385-FJO-11).

      In the Chapter 11 case substantially all of the liabilities as of the filing date are subject to compromise. The following table sets forth a break down of these liabilities:

              LIABILITIES SUBJECT TO COMPROMISE                  IN THOUSANDS
              ---------------------------------                  ------------
Accounts Payable                                                    $4,848
Accrued Payroll                                                         68
Other Accrued Payables                                                 710
                                                                    ------

Total liabilities subject to compromise                             $5,626
                                                                    ======


      A court ordered payment of pre-petition debt for business insurance in the amount of $40,768 was made subsequent to the filing of the bankruptcy petition and prior to December 31, 2003.

      A substantial dollar amount of claims were filed that are not included in CART, Inc.'s liabilities as of December 31, 2003. The total amount of claims filed by potential creditors and debtor scheduled amounts with the bankruptcy court totaled $12.0 million, excluding the inter-company liability to CART, Inc's parent company, Championship Auto Racing Teams, Inc. of $62.3 million. The total claims exceed the liabilities recorded on CART's balance sheet because the total claims represent not only accounts payable to each potential creditor but also claims for future payments, disputed amounts owed to creditors, and potential damages for contractual breaches. The following table sets forth claims filed by potential creditors that are not included in CART, Inc.'s liabilities as of December 31, 2003:

 DISPUTED CLAIMS NOT INCLUDED IN LIABILITIES AT DECEMBER 31, 2003    IN THOUSANDS
88-Corporation-cancellation by promoter of Fontana race              $      2,500
Brands Hatch Circuits, Ltd.-termination of race promotion agreement         1,150
S.R. Holdings-concession contract for Raceworks, Inc.                    1,000
Employment related contracts                                                  500
IMG Motorsports-Cleveland, Inc.-Cleveland race promotion                      438
Stars of Tomorrow-Promotion agreement                                         325
Other Claims                                                                  500
                                                                     ------------
Total                                                                $      6,413
                                                                     ============

      Championship Auto Racing Teams, Inc. the parent company of CART, Inc., has entered into an agreement whereby it will subordinate its claim for the inter-company liability to the other creditors in exchange for the agreement of the unsecured creditors of CART releasing the Company from all claims that could be asserted against the Company.

Bankruptcy Subsequent Events:

    In January 2004, the bankruptcy court approved payments related to pre-petition employee expense reimbursements and health benefits in the amount of $28,327.

    On February 13, 2004, the assets of CART, Inc, the common stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., were sold to Open Wheel for total cash consideration of $3.3 million. The agreement also included Open Wheel assuming $1.4 million in 2003 prize money to teams who were not affiliated with Open Wheel and forgiveness of $1.3 million in prize money due principals of Open Wheel; all of the 2003 prize money was an obligation of CART, Inc., and included in trade accounts payable at December 31, 2003. In addition, Open Wheel assumed certain promoter, sponsor and other contracts. Prior to finalizing the sale, CART, Inc. paid pre-petition payables in the amount of $492,106 related to the contracts assumed by Open Wheel. The sale agreement was pursuant to an order of the bankruptcy court at a hearing held on January 28, 2004.

     CART, Inc. continues to operate as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On July 23, 2004 CART, Inc. filed a Chapter 11 plan (the "Plan") and disclosure statement (the "Disclosure Statement") with the bankruptcy court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART, Inc.'s creditors. The Disclosure Statement was approved by the bankruptcy court on August 3, 2004. The Plan and Disclosure Statement were sent to CART Inc.'s creditors for voting; the hearing on confirmation of the Plan will occur on September 13, 2004.

      The following reflects unaudited condensed balance sheet, statement of operations and statement of cash flows as of and for the year ended December 31, 2003, for CART, Inc.:

                                   CART, INC.
                              DEBTOR IN POSSESSION
                             CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                             (Dollars in Thousands)

Assets                                                                 UNAUDITED
                                                                       --------
 Current Assets
    Cash and Cash Equivalents                                          $  1,980
    Accounts Receivable                                                   1,326
    Current Portion of Notes Receivable                                     150
    Prepaid Expenses                                                      1,098
    Other Current Assets                                                     12
                                                                       --------
 Total Current Assets                                                     4,566

 Property and Equipment - Net                                             4,855
 Investment in Subsidiaries                                               1,176
 Other Assets                                                               298
                                                                       --------
 Total Assets                                                          $ 10,895
                                                                       ========
Liabilities and Stockholder's Deficiency
 Current Liabilities:
     Accounts Payable                                                  $    166
     Payroll                                                                 49
     Other                                                                   40
  Liabilities of CART, Inc. subject to compromise                         5,626
                                                                       --------
 Total Current Liabilities                                                5,881
 Inter-company Payable to Championship Auto Racing Teams, Inc.           62,251
                                                                       --------
Total Liabilities                                                        68,132
 Stockholder's Deficiency
 Common Capital Stock                                                       102
 Additional Paid In Capital                                              15,975
 Accumulated Deficit                                                    (73,314)
                                                                       --------
 Total Stockholder's Deficiency                                         (57,237)
                                                                       --------
 Total Liabilities and Stockholder's Deficiency                        $ 10,895
                                                                       ========

                                   CART, INC.
                              DEBTOR IN POSSESSION
                        CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                             (Dollars in Thousands)

                                                                       Unaudited
                                                                       ---------
REVENUES:
Sanction fees                                                         $  24,660
Sponsorship revenue                                                       6,017
Television revenue                                                        1,889
Race promotion revenue                                                    8,298
Engine leases                                                             1,900
Other revenue                                                             1,672
                                                                      ---------
Total revenues                                                           44,436

EXPENSES:
Race distributions                                                       58,677
Race expenses                                                             7,798
Race promotion expense                                                   13,635
Television expense                                                       14,940
Administrative and indirect expenses                                     18,975
Asset impairment and strategic charges                                    4,481
Litigation expenses                                                       2,660
Depreciation and amortization                                             3,765
                                                                      ---------
Total expenses                                                          124,931
                                                                      ---------
OPERATING LOSS                                                          (80,495)
Realized gain on investments                                                 85
Interest income                                                             131
                                                                      ---------
LOSS BEFORE INCOME TAXES                                                (80,279)
INCOME TAX EXPENSE                                                          427
                                                                      ---------
NET LOSS                                                              $ (80,706)
                                                                      =========

                                   CART, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                             (Dollars in Thousands)

                                                                       UNAUDITED
                                                                       ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                            $(80,706)
   Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
   Depreciation and amortization                                          3,765
   Loss from sale/disposal of property and
   equipment                                                                590
   Asset impairment and impairment of goodwill                            4,481
   Deferred income taxes                                                    705
   Changes in asset and liabilities that
   provided (used) cash:
       Accounts and notes receivable                                      2,345
       Prepaid expenses and other assets                                    483
       Refundable income tax                                             10,242
       Accounts payable                                                   3,401
       Accrued liabilities                                               (6,460)
       Deferred revenue                                                  (1,424)
                                                                       --------
Net cash used in operating activities                                   (62,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                                      7,577
   Notes receivable                                                        (150)
   Acquisition of property and equipment                                 (3,500)
   Acquisition of trademark                                                 (14)
                                                                       --------
Net cash provided by investing activities                                 3,913

CASH FLOWS FROM FINANCING ACTIVITIES:
   Inter-company payable                                                 58,948
                                                                       --------
Net cash provided by financing activities                                58,948

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   283
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            1,697
                                                                       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  1,980
                                                                       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid during the year for:
   Income taxes                                                        $    489
                                                                       ========

                                   SCHEDULE II

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

----------------------------------      ---------  ----------  ----------   ---------
            DESCRIPTION                 BEGINNING  CHARGED TO  DEDUCTIONS    BALANCE
                                        OF PERIOD    EXPENSE      (1)          END
                                                                            OF PERIOD
----------------------------------      ---------  ----------  ----------   ---------
Allowance for doubtful
   accounts (deducted from
   accounts receivable):
      Year Ended December 31, 2003       $1,282      $1,422      $  550      $2,154
      Year Ended December 31, 2002        7,388       1,223       7,329       1,282
      Year Ended December 31, 2001        6,539       1,177         328       7,388
Allowance for doubtful
   notes (deducted from
   notes receivable):
      Year Ended December 31, 2003       $   21      $  250      $   21      $  250
      Year Ended December 31, 2002          219          --         198          21
      Year Ended December 31, 2001           --         219           0         219

            (1)   Accounts deemed to be uncollectible.