Form 10-Q
period 2004-03-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2004-08-24
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______ to ______.

                           Commission File No. 1-13925

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
              ----------------------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK $0.01 PAR VALUE                       14,718,134 SHARES
----------------------------                       -----------------
  (class of common stock)                   (outstanding at August 13, 2004)

                         This report contains 31 pages.

                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 Consolidated Balance Sheets as of March 31, 2004 and
                 December 31, 2003                                                                              3

                 Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2004 and 2003                                                                  4

                 Consolidated Statement of Stockholders' Equity for the Three Months
                 Ended March 31, 2004                                                                           5

                 Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2004 and 2003                                                                        6

                 Notes to Consolidated Financial Statements                                                     7


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                               18

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISKS                                                                            25

         ITEM 4. CONTROLS AND PROCEDURES                                                                       25


PART II - OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                              26

SIGNATURES

CERTIFICATIONS

EXHIBITS

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                            MARCH 31, 2004      DECEMBER 31, 2003
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  4,653             $  3,211
    Short-term investments                                                        6,299                7,356
     Accounts receivable (net of allowance for doubtful accounts of                 819                1,794
     $ 1,944 and $2,154 at March 31, 2004 and December 31, 2003
     respectively)
     Notes receivable (net of allowance for uncollectible notes of $250)            150                  150
     Prepaid expenses and other current assets                                      326                1,557
     Income tax refundable                                                          699                  694
                                                                               --------             --------
           Total current assets                                                  12,946               14,762

PROPERTY AND EQUIPMENT-Net                                                           70                4,985
OTHER ASSETS                                                                         --                  298
                                                                               --------             --------
TOTAL ASSETS                                                                   $ 13,016             $ 20,045
                                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                             $  1,700             $  1,750
     Accounts payable                                                               761                2,000
     Accrued liabilities:
         Royalties                                                                   --                  120
         Payroll                                                                     29                   51
         Other                                                                      360                  377
     Liabilities of CART, Inc. subject to compromise (Note 11)                    2,142                5,626
                                                                               --------             --------
              Total current liabilities                                           4,992                9,924

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                               --                   --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 shares        147                  147
issued and outstanding at March 31, 2004 and December 31, 2003
Additional paid-in capital                                                       87,765               87,765
Accumulated deficit                                                             (79,916)             (77,841)
Accumulated other comprehensive income                                               28                   50
                                                                               --------             --------
     Total stockholders' equity                                                   8,024               10,121
                                                                               --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 13,016             $ 20,045
                                                                               ========             ========

See accompanying notes to consolidated financial statements

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                               2004         2003
                                                            --------      --------
REVENUES:
 Sanction fees                                              $     --      $  3,000
 Sponsorship revenue                                              --         1,598
 Television revenue                                               --           189
 Engine lease revenue                                             --           475
 Other revenue                                                    54           902
                                                            --------      --------
      Total revenues                                              54         6,164

EXPENSES:
 Race distributions                                               --        10,993
 Race expenses                                                    --         1,567
 Race promotion expense                                           --           333
 Television expense                                               --         1,507
 Administrative and indirect expenses                          2,170         5,349
 Depreciation and amortization                                    --           820
                                                            --------      --------
      Total expenses                                           2,170        20,569

OPERATING LOSS                                                (2,116)      (14,405)
 Realized gain on sale of investments                              8            85
 Interest income                                                  33           489
                                                            --------      --------
LOSS BEFORE INCOME TAXES                                      (2,075)      (13,831)
 Income tax benefit                                               --        (4,842)
                                                            --------      --------
NET LOSS                                                    $ (2,075)     $ (8,989)
                                                            ========      ========

NET LOSS PER SHARE:
              BASIC                                         $  (0.14)     $  (0.61)
                                                            ========      ========
              DILUTED                                       $  (0.14)     $  (0.61)
                                                            ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                                           14,718        14,718
                                                            ========      ========
              DILUTED                                         14,718        14,718
                                                            ========      ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                           COMMON STOCK     ADDITIONAL               ACCUMULATED OTHER
                                         ----------------    PAID-IN    ACCUMULATED    COMPREHENSIVE   STOCKHOLDER'S   COMPREHENSIVE
                                         SHARES    AMOUNT    CAPITAL      DEFICIT      INCOME (LOSS)      EQUITY           LOSS
                                         ------    ------    -------      -------      -------------      ------           ----
BALANCES, JANUARY 1, 2004                14,718   $    147   $ 87,765    $(77,841)       $     50        $ 10,121
   Net loss                                  --         --         --      (2,075)             --          (2,075)      $    (2,075)
   Unrealized loss on investments            --         --         --          --             (22)            (22)              (22)
                                                                                                                        -----------
   Comprehensive loss                        --         --         --          --              --              --       $    (2,097)
                                         ------   --------   --------    --------        --------        --------       ===========
BALANCES, MARCH 31, 2004                 14,718   $    147   $ 87,765    $(79,916)       $     28        $  8,024
                                         ======   ========   ========    ========        ========        ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             2004        2003
                                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $ (2,075)   $ (8,989)
     Adjustments to reconcile net loss to
           net cash used in operating activities:
     Depreciation and amortization                                               --         820
     Net loss from sale of property and equipment                                --          77
     Deferred income taxes                                                       --      (4,129)
     Changes in assets and liabilities that provided by
           (used in) cash (net of effects from purchase of Raceworks, LLC):
           Accounts receivable                                                  967      (4,412)
           Prepaid expenses and other assets                                    468      (4,071)
           Income tax refundable                                                 (5)       (855)
           Accounts payable                                                  (2,061)        729
           Accrued liabilities                                                  124         917
           Deferred revenue                                                      --       7,506
                                                                           --------    --------
                   Net cash used in operating activities                     (2,582)    (12,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of Raceworks, LLC, net of cash acquired               --        (446)
     Purchase of investments                                                     --      (6,961)
     Proceeds from sale of investments                                        1,035      31,392
     Acquisition of property and equipment                                       --      (1,734)
     Proceeds from sale of property and equipment (net of cash sold)          3,039          61
                                                                           --------    --------
                Net cash provided by investing activities                     4,074      22,312

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on notes payable                                                 (50)       (973)
                                                                           --------    --------
                Net cash used in financing activities                           (50)       (973)
                                                                           --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,442       8,932
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              3,211       6,773
                                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  4,653    $ 15,705
                                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                     $     --    $     --
                                                                           ========    ========
          Interest                                                         $     --    $     --
                                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITY - During 2004, the Company has negotiated settlements with certain Raceworks, LLC creditors which resulted in reductions to trade account payables of approximately $546,000.

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND CHAPTER 11 FILING

      BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of March 31, 2004, the results of their operations and cash flows for the three months ended March 31, 2004 and 2003.

      The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

      On February 13, 2004, the assets of CART, Inc, the stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., were sold to Open Wheel for total cash consideration of $3.3 million, assumption of liabilities of $1.4 million in 2003 prize money to teams who were not affiliated with Open Wheel which was an obligation of CART, Inc., forgiveness of $1.3 million in prize money due principals of Open Wheel which was an obligation of CART, Inc. and the assumption of certain promoter, sponsor and other contracts, pursuant to an order of the bankruptcy court at a hearing held on January 28, 2004.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company for the three months ended March 31, 2003, include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. ("CART"), Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. As of March 7, 2003, the consolidated financial statements also include the financial statements of Raceworks, LLC, a wholly owned subsidiary (See Note 8). For the three months ended March 31, 2004 the financial statements include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. and Raceworks, LLC and through February 13, 2004, Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

      BASIC AND DILUTED LOSS PER SHARE. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans when dilutive. Due to losses from operations, no shares were included in the dilutive loss per share calculation due to their anti-dilutive effect for the three months ended March, 31, 2004 and 2003.

      ACCOUNTING PRONOUNCEMENTS. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities" and during December 2003 issued Interpretation 46 ("FIN 46R") "Consolidation of Variable Interest Entities, and Interpretation of ARB 51". The term "variable interest" is defined in FIN 46 as "contractual, ownership or other pecuniary interests in an entity that change with changes in the entity's net asset value." Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. FIN46R defers the effective date of FIN46 for certain entities and makes several other changes to FIN46. The Company does not expect the recognition provisions of FIN 46R to have a material impact on the Company's financial position or results of operations.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional quantitative and qualitative disclosures pertaining to unrealized investment losses in a company's annual financial statements. The provisions of EITF 03-1 become effective for the Company in the third quarter 2004. The Company does not expect that the adoption of EITF 03-1 will have a material effect on its results of operations or financial position.

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

      However, as required by SFAS No. 123, companies who have chosen to follow APB No. 25 are required to calculate pro forma information as if it had calculated compensation based on the fair value at the grant date for its stock options granted to employees and directors. In the first quarters of 2004 and 2003, there was no compensation expense under APB No. 25.

                                                                  Three Months Ended March 31,
                                                            (In Thousands, Except Per Share Data)
                                                                     2004         2003
                                                                  ---------    ---------
NET LOSS

As reported                                                       $  (2,075)   $  (8,989)
Total stock-based employee compensation expense determined
under the fair value based method, net of tax                          (513)        (172)
                                                                  ---------    ---------
Pro forma                                                         $  (2,588)   $  (9,161)
                                                                  =========    =========

BASIC AND DILUTED LOSS PER SHARE

As reported                                                       $   (0.14)   $   (0.61)
Total stock-based employee compensation expense determined
under the fair value based method, net of tax                         (0.03)       (0.01)
                                                                  ---------    ---------
Pro forma                                                         $   (0.17)   $   (0.62)
                                                                  =========    =========

      RECLASSIFICATIONS. Certain reclassifications have been made to the 2003 unaudited consolidated financial statements in order for them to conform to the 2004 presentation.

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

3. SHORT-TERM INVESTMENTS

      The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                                                     GROSS UNREALIZED
                                                                                     ----------------
(IN THOUSANDS)                                         COST        FAIR VALUE       GAIN           LOSS
                                                       ----        ----------       ----           ----
MARCH 31, 2004

U.S. agencies securities                              $6,271         $6,299         $  28          $  --
                                                      ======         ======         =====          =====
DECEMBER 31, 2003

U.S. agencies securities                              $7,306         $7,356         $  50          $  --
                                                      ======         ======         =====          =====

      Net proceeds from sales of investments for the three months ended March 31, 2004 and 2003 were approximately $0.10 million and $31.40 million, respectively.

      Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4. NOTES RECEIVABLE

      In June 2003, the Company entered into an amendment to a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is collateralized by all products and proceeds of all other events staged by the promoter at the promoter's facility. We have not received any payments on the note which were to begin on January 1, 2004. After an assessment of the financial condition of the promoter and other considerations it was determined the note should be written-down to managements estimate of its fair value of $150,000 and a loss was recorded in regard to the note at December 31, 2003.

5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at March 31, 2004 and December 31, 2003:

                                                              (IN THOUSANDS)
                                               MARCH 31,        DECEMBER 31,                     USEFUL LIFE
                                                 2004              2003                          (IN YEARS)
                                               --------        ------------                      ----------
Engines                                          $ --          $      2,273             2
Equipment                                         112                 5,251             5-20
Furniture and fixtures                             --                   248             10
Vehicles                                           --                 2,377             5-7
Other                                              --                   154             5 (except leasehold improvements)
                                                 ----          ------------
Total                                             112                10,303
Less accumulated depreciation                     (42)               (5,318)
                                                 ----          ------------
Property and equipment (net)                     $ 70          $      4,985
                                                 ====          ============

      Property and equipment were written down to their fair-values as of December 31, 2003, pursuant to an Asset Purchase Agreement entered into with Open Wheel Racing Series, LLC. The remaining assets relate to our subsidiary Raceworks, LLC. These items are currently idle and not currently in service.

6. SEGMENT REPORTING

      The Company had two reportable segments, sanctioning and race promotions, which was added in 2003. There were no prior period adjustments relating to the new reportable segment.

      Sanctioning encompasses all the business operations of organizing, marketing and staging all of our open-wheel racing events when we acted as a sanctioning body, as well as corporate expenses. We received a sanction fee from the event promoter for our services that was either fixed or is based upon a profit sharing agreement. Sanction fees revenue, sponsorship revenue, television revenue, engine lease revenue, race distributions and race expenses, television expenses and administrative and indirect expenses are recognized in the sanctioning segment.

      Race promotions encompasses all the business operations of marketing and promoting our open-wheel racing events when we acted as promoter and had exclusive rights to the event. We received the revenues from the event and were responsible for the expenses of the event.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long-lived assets were substantially used in the sanctioning segment in the United States. The Company evaluates performance based on income loss before income taxes.

      Because we have ceased operations and intend to liquidate our remaining assets we no longer have any race promotion activity. All significant activity during 2004 can be characterized as corporate activity.

                                                              THREE MONTHS ENDED MARCH 31,
($ in thousands)                              SANCTIONING   RACE PROMOTIONS     OTHER*         TOTAL
2003                                          -----------   ---------------     ------         -----
Revenues                                       $  6,010          $   --        $    154       $  6,164
Interest income (net)                               486              --               3            489
Depreciation and amortization                       798              --              22            820
Segment loss before income taxes   )            (13,602)           (333)            104        (13,831)

* Segment is below quantitative thresholds for presentation as a reportable segment. These amounts are related to the Company's licensing royalties for 2003.

Reconciliations to consolidated financial statement totals are as follows:

                                                DECEMBER 31,
($ in thousands)                                   2003
----------------                                 --------
Total assets for sanctioning segment             $ 18,925
Total assets for race promotion segment               894
Other assets                                          226
                                                 --------
Total consolidated assets                        $ 20,045
                                                 ========

7. COMMITMENTS AND CONTINGENCIES

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

      On December 16, 2003, CART, Inc., the Company's wholly owned subsidiary, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of Indiana, Indianapolis Division. CART, Inc.'s Chapter 11 Plan has been filed with the Bankruptcy Court. Based upon filings by creditors of CART, Inc. , there may be claims by creditors against CART, Inc. which could result in litigation against CART, Inc. in Bankruptcy Court. The Company is currently unable to determine the extent of these asserted claims and whether or not they will ultimately result in litigation involving CART, Inc. and the Company.

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

8. RACEWORKS, LLC

      On March 7, 2003, the Company acquired one hundred percent (100%) of the membership interests in Raceworks, LLC ("Raceworks"). The results of Raceworks' operations have been included in the consolidated financial statements since that date. Raceworks is a motorsports promotion company that held a revocable license agreement to annually conduct a street race in downtown Miami through 2017, with an option to extend for an additional ten (10) years. The aggregate purchase price was $1.2 million including $473,000 of cash and a promissory note of $722,000.

      The following table summarizes the estimated fair values, at the date of acquisition, of the assets acquired and liabilities assumed as part of the acquisition.

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

      In December 2003, Racework's operations were discontinued and a wind-up of business is currently under way due to CART, Inc.'s filing bankruptcy and the subsequent sale of its assets to Open Wheel and CART, Inc.'s and Open Wheel's decision not to continue racing in Miami.

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

      On May 10, 2004, The Company entered into an assignment and release agreement that was for full and final settlement of any and all obligations related to the loan in exchange for a cash payment from the Company of the remaining principle balance of $1,700,000.

10. DEFERRED TAXES

      SFAS No. 109 requires that net deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has tax assets from U.S. net operating loss carryforwards and foreign tax credit carryforwards of $90.7 million and $0.5 million, respectively. The carryforward items expire over the next 5 to 20 years. Failure to achieve taxable income within the carryforward period would affect the ultimate realization of the net deferred tax assets. Due to the financial condition of the Company described in Note 1, Management does not believe that the deferred tax assets will be realized. Consequently, the tax benefit for current year losses and net deferred tax assets recorded at March 31, 2004 has been reduced by a $33.1 million valuation allowance.

11. CART, INC. BANKRUPTCY AND SUBSEQUENT EVENTS

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

      In the Chapter 11 case substantially all of the liabilities as of the filing date are subject to compromise. The following table sets forth a break down of these liabilities:

                                                  (IN THOUSANDS)
                                             MARCH 31,    DECEMBER 31,
Liabilities Subject to Compromise              2004           2003
---------------------------------              ----           ----
Accounts Payable                           $      1,728   $      4,848
Accrued Payroll                                     274             68
Other Accrued Payables                              140            710
                                           ------------   ------------
Total liabilities subject to compromise    $      2,142   $      5,626
                                           ============   ============

      Liabilities subject to compromise have been reduced from December 31, 2003 due to the following:

      In January 2004, the bankruptcy court approved payments related to pre-petition employee expense reimbursements and health benefits in the amount of $28,327.

      On February 13, 2004, the assets of CART, Inc, the common stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., were sold to Open Wheel for total cash consideration of $3.3 million less cash sold of $221,000. The agreement also included Open Wheel assuming $1.4 million in 2003 prize money to teams who were not affiliated with Open Wheel and forgiveness of $1.3 million in prize money due principals of Open Wheel; all of the 2003 prize money was an obligation of CART, Inc., and included in liabilities subject to compromise at December 31, 2003. In addition, Open Wheel assumed certain promoter, sponsor and other contracts. Prior to finalizing the sale, CART, Inc. paid pre-petition payables in the amount of $492,000 related to the contracts assumed by Open Wheel. The sale agreement was pursuant to an order of the bankruptcy court at a hearing held on January 28, 2004. Other contracts assumed by Open Wheel and settlements entered into in the first quarter of 2004, reduced liabilities subject to compromise by $162,000 and $180,000 respectively.

      A substantial dollar amount of claims were filed that are not included in CART, Inc.'s liabilities as of March 31, 2004. The total amount of claims filed by potential creditors and debtor scheduled amounts with the bankruptcy court totaled $12.2 million, excluding the inter-company liability to CART, Inc's parent company, Championship Auto Racing Teams, Inc. of $61.6 million. The total claims exceed the liabilities recorded on CART's balance sheet because the total claims represent not only accounts payable to each potential creditor but also claims for future payments, disputed amounts owed to creditors, and potential damages for contractual breaches. The following table sets forth claims filed by potential creditors that are not included in CART, Inc.'s liabilities as of March 31, 2004 and December 31, 2003:

          Disputed Claims Not included in Liabilities at
               March 31, 2004 and December 31, 2003                  (IN THOUSANDS)
-------------------------------------------------------------------  --------------
88-Corporation-cancellation by promoter of Fontana race                 $ 2,500
Brands Hatch Circuits, Ltd.-termination of race promotion agreement       1,150
S.R. Holdings -concession contract for Raceworks, Inc.                    1,000
Employment related contracts                                                500
IMG Motorsports-Cleveland, Inc.-Cleveland race promotion                    438
Stars of Tomorrow-Promotion agreement                                       325
Other Claims                                                                500
                                                                        -------
Total                                                                   $ 6,413
                                                                        =======

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

The following reflects unaudited balance sheet, statement of operations and statement of cash flows information as of and for the three month period ended March 31, 2004 for CART, Inc.:

                                   CART, INC.
                              DEBTOR IN POSSESSION
                             CONDENSED BALANCE SHEET
                              AS OF MARCH 31, 2004
                             (Dollars in Thousands)

                                                                    UNAUDITED
                                                                   ------------
ASSETS:
 Current Assets
        Cash and Cash Equivalents                                  $      3,830
        Accounts Receivable                                                 780
        Current Portion of Notes Receivable                                 150
        Prepaid Expenses                                                     54
                                                                   ------------
 Total Current Assets                                                     4,814

 Total Assets                                                      $      4,814
                                                                   ============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY:
 Current Liabilities
          Accounts Payable                                         $        217
          Payroll                                                            29
          Other                                                             185
 Liabilities of CART, Inc. subject to compromise                          2,142
                                                                   ------------
 Total Current Liabilities                                                2,573
 Inter-company Payable to Championship Auto Racing Teams, Inc.           61,564
                                                                   ------------
 Total Liabilities                                                       64,137

 Stockholder's Deficiency
 Common Stock                                                               102
 Additional Paid In Capital                                              15,975
 Accumulated Deficit                                                    (75,401)
                                                                   ------------
 Total Stockholder's Deficiency                                         (59,324)
                                                                   ------------
 Total Liabilities and Stockholder's Equity                        $      4,814
                                                                   ============

                                   CART, INC.
                              DEBTOR IN POSSESSION
                        CONDENSED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                             (Dollars in Thousands)

                                                                    UNAUDITED
                                                                   ------------
REVENUES:
           Other revenue                                           $         35
                                                                   ------------
Total revenues                                                               35
                                                                   ------------

EXPENSES:
           Administrative and indirect expenses                           1,331
                                                                   ------------
Total expenses                                                            1,331
                                                                   ------------
OPERATING LOSS                                                           (1,296)
Interest expense                                                             (4)
                                                                   ------------
LOSS BEFORE INCOME TAXES                                                 (1,300)
                                                                   ------------
INCOME TAX EXPENSE                                                           --
NET LOSS                                                           $     (1,300)
                                                                   ============

                                   CART, INC.
                              DEBTOR IN POSSESSION
                        CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                             (Dollars in Thousands)

                                                                                     UNAUDITED
                                                                                   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
           Net Loss                                                                $     (1,300)
           Changes in asset and liabilities that provided by (used in) cash:
                 Accounts and notes receivable                                              545
                 Prepaid expenses and other assets                                          295
                 Accounts payable                                                        (1,227)
                 Accrued liabilities                                                        702
                                                                                   ------------
Net cash used in operating activities                                                      (985)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sale of property and equipment                                   3,260
                                                                                   ------------
Net cash provided by investing activities                                                 3,260

CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments of Inter company payables                                              (425)
                                                                                   ------------
Net cash used in financing activities                                                      (425)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,850
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            1,980
                                                                                   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $      3,830
                                                                                   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Cash paid during the year for:
           Income taxes                                                                      --
           Interest                                                                          --

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. We cannot list here all the risks and uncertainties that could cause our financial results to differ materially from our present expectations or projections regarding the estimated distribution to shareholders, but we can identify many of them. These are set forth in "Factors That May Affect Future Results."

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

      Significant accounting estimates include the allowance for doubtful accounts for trade accounts receivable, impairment of tangible assets and deferred race expenses, the recoverability of intangible assets and goodwill, income taxes and related valuation allowances, certain accrued liabilities and fair values allocated to assets acquired and liabilities assumed in business combinations.

      We believe that the estimates, assumptions and judgments involved in the accounting policies described below have a material impact on our financial statements. However, as we wind down the Company, our financial position will be based on a number of estimates which will have or may have a significant effect on the Company's financial condition. These estimates are subject to the risks and uncertainties we describe in this report. Actual results, therefore, could differ from those estimated.

Litigation

      We are involved in litigation as a part of our normal course of business. Our litigation proceedings are included in our most recent Form 10-K, Item 3:
Legal Proceedings and updated, as needed, in Part II-Other Information, Item 1:
Legal Proceedings in this and subsequent Form 10-Qs. When a complaint is filed by or against us that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and reasonably estimable, we record the expense. When we are the party filing the claim, we do not record a gain contingency until any damages from the claim are assured.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2004

      In 2004, we plan to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the company's affairs as soon as practicable.

      In 2004, the only revenues the Company expects to receive are from sanctioning revenues paid to us by Open Wheel for sanctioning their races for the 2004 season, miscellaneous revenue and interest income from our remaining cash reserves. Sanctioning fees are $12,500 per domestic race and it is estimated that there will be six domestic events in 2004.

      Expenses will be incurred to complete the wind up of the Company. Wind up expenses will be incurred for salaries and benefits, severance and related expenses, office, legal, accounting and public company expenses. CART, Inc., will also incur expenses related to setting up a liquidation trust and expenses of a liquidation trustee as well as other expenses related to its Chapter 11 Bankruptcy filing.

      Total revenues were $54,000 for the three months ended March 31, 2004, related to equipment rental and other miscellaneous revenues.

      Total expenses were $2.2 million for the three months ended March 31, 2004. Administrative expenses consisted of normal operating expenses through, February 13, 2004, the date the "Asset Purchase Agreement" was finalized. Expenses consisted of legal and consulting fees of $1.4 million, salaries, employee and severance related expenses of $591,000, offices expenses of $75,000 and other miscellaneous expenses.

      Net operating loss for the quarter ended March 31, 2004 was $2.1 million.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2003

REVENUES

      Prior to 2004, we derived revenues primarily from (i) sanction fees, (ii) sponsorship, (iii) television rights, (iv) race promotion, (v) engine leases and
(vi) other revenue. Following is an explanation of our individual revenue items:

      SANCTION FEES. We received sanction fees from the promoters of our races (other than races we promote). The fees are based on contracts between the promoters and CART. We had entered into agreements with certain promoters of the Champ Car World Series for a reduction in the previously contracted sanction fees. In return, we were to receive a share of the net income from the event. The percentage of net income, if any, was also included in sanction fees. Therefore, there was less visibility and less predictability for CART's earnings than in the previous financial model as CART's revenues were affected by the success of these races.

      SPONSORSHIP REVENUE. We received corporate sponsorship revenue based on negotiated contracts. An official corporate sponsor received status and recognition rights, event rights and/or product category exclusivity.

      We developed an Entrant Support Program for the 2003 Champ Car World Series. The program was part of an enhanced incentive program we developed with our teams, whereby we provided financial support to new and existing teams to run in the Champ Car World Series and, in exchange, each team provided logo space on its cars for Champ Car-designated sponsors to advertise. Sponsorship fees, if any, paid by these corporate sponsors were to be retained by us to offset the financial support we were providing to the teams. The program was to also combine Champ Car World Series event and team sponsorship opportunities, along with advertising on television and in print media. None of these sponsorship packages were sold in 2003.

      TELEVISION REVENUE. In 2003, we had contracts for our domestic television rights with CBS and Speed Channel. We broadcasted seven races on CBS and eleven on Speed Channel. One of our races was broadcast on HD Net TV where HD Net TV provided the air time and we shared the cost of production. We bought the air-time and paid for production for the CBS races. Speed Channel provided the air-time for the races aired on its network, including Champ Car practice and qualifying and a half-hour pre-race show. We paid for production for the races to be broadcast on the Speed Channel network. We received the advertising inventory for all shows aired on all networks and were responsible for selling the advertising.

      In 2003, we had international television rights with:

      -     Gold Coast Motor Events Co. (Australia)

      -     Molstar (Canada)

      -     Promotion Entertainment of Mexico, LLC (Mexico)

      -     Octagon CSI (all others)

      A rights fee were paid to us by each international broadcast partner for rights to air the Champ Car race either live, time-delayed or as a highlight package, in the country where they held our rights. See "Other Related Party Transactions" for a description of our arrangements with Promotion Entertainment of Mexico, LLC, an entity principally owned by Mr. Gerald R. Forsythe, a 23% stockholder of the Company.

      RACE PROMOTION REVENUE. In 2003, we promoted six of our races. Race promotion revenue included all the commercial rights associated with promoting a Champ Car event, such as admissions, event sponsorship and hospitality sales. In most cases we partnered with experienced race promoters to promote these events and we were responsible for selling all of the commercial rights of the event.

      ENGINE LEASE REVENUE. In 2002, we purchased the engines that were used for the 2003 Champ Car World Series race season. Each team was required to use these engines in order to compete in the series. We leased the engines to the teams for $100,000 per car.

      OTHER REVENUE. Other revenue included membership and entry fees, contingency awards money, royalties, commissions and other miscellaneous revenue items. Membership and entry fees were payable by Toyota Atlantic Championship competitors. In addition, we charged fees to competitors for credentials for all team participants and driver license fees for all drivers competing in the series. We received royalty revenue for the use of the CART service marks and trademarks on licensed merchandise that was sold both at tracks and at off-track sites. We received commission income from the sale of chassis and parts to our support series teams.

EXPENSES

      Prior to 2004, our expenses were incurred primarily in, (i) distributions to our race teams: prize money, participation payments and team assistance, (ii) race operations: expenses directly related to sanctioning the events, (iii) race promotion: expenses related to races we promote, (iv) television: expenses directly related to buying air time and production of our domestic and international television programming and (v) administrative and indirect: expenses related to administration, marketing, sales and public relations. Set forth below is an explanation of the individual expense line items:

      RACE DISTRIBUTIONS. We paid the racing teams for their on-track performance. Race distributions included the following for each event:

      -     event purse which was paid based on finishing position

      -     contingency award payments

      - year-end point fund, which was paid based on year end finishing position

      -     participation payments

      -     entrant support payments

      -     team assistance

      We paid awards to the teams, based on their cumulative performance for the season, out of the year-end point fund. Participation payments were made in 2003 to each of our entries on a per car, per race basis. In addition, entrant support payments were made to participating teams as part of a financial incentive plan to attract and retain teams to compete in our series. The payments were made to teams in exchange for logo advertising space on their cars. We had the opportunity to sell and retain the revenue from the advertising. In 2003, we were providing assistance to certain teams to ensure that there are a sufficient number of race cars competing in our series.

      RACE EXPENSES. We were responsible for officiating and administering all of our events. Costs primarily included officiating fees, travel, per diem and lodging expenses for the following officiating groups:

      -     medical services

      -     race administration

      -     race officiating and rules compliance

      -     registration

      -     safety

      -     technical inspection

      -     timing and scoring

      RACE PROMOTION EXPENSES. In 2003, we promoted six of our own events. Race promotion expenses related to all costs associated with staging a Champ Car event, including track rental, personnel costs and promotion of the event.

      TELEVISION EXPENSES. In 2003, we bought the air time for our seven CBS races and a one hour preseason preview show at a cost of $3.5 million. Speed Channel provided the air time for the races aired on its network, including Champ Car practice and qualifying and a half-hour pre-race show. We paid for production costs associated with the races broadcast on CBS and Speed Channel networks. One of our races was broadcast on HD Net TV which provided the air time and we shared the production costs. We also incurred expenses for our international production for all of our races.

      ADMINISTRATIVE AND INDIRECT EXPENSES. Administrative and indirect expenses included all operating costs not directly incurred for a specific event, including:

      -     administration

      -     marketing and advertising

      -     sponsorship sales and service

      -     public relations

      For the three months ended March 31, 2003, revenues were $6.2 million. Sanction fees were $3.0 million and were attributable to the races in St. Petersburg, Florida and Monterrey, Mexico of $500,000 and $2.5 respectively. Sponsorship revenue and engine lease revenue are recognized on a pro-rata basis and was $1.6 million and $475,000 respectively in the first quarter. Television revenue for the first two races was $189,000 and miscellaneous revenue was $902,000.

      Expenses for the three months ended March 31, 2003 were $20.6 million. Race distributions for the first quarter were $11.0 million which consisted of $1.3 million in purse and prize money and $9.7 million in team support and assistance. Race operations and race promotion expenses were $1.6 million and $333,000 respectively for the first quarter. Television expense was $1.5 million, administrative and indirect expenses were $5.3 million and depreciation and amortization was $820,000 for the three months ended March 31, 2003.

      Operating loss for the quarter ended March 31, 2003 was $14.4 million. Realized gain on investments for the quarter was $85,000 and interest income was $489,000. An income tax benefit of $489,000 was recognized for the quarter. A net loss of $9.0 million resulted due to the items discussed above for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      We currently intend to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company's affairs. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time but will consider this option when the liquidation and bankruptcy of our subsidiary CART, Inc. is complete. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries, severance and related costs, legal and accounting fees, as well as payments to a liquidation trustee. While we cannot currently make a precise estimate of the expenses, we believe a significant portion of our current cash may be required to pay the above expenditures.

      Since our inception, we have funded our operations and capital expenditures from the proceeds of our public offerings and cash generated from operations. At March 31, 2004, we had $8.0 million in working capital, and our primary source of liquidity was $4.7 million in cash and cash equivalents. Our cash balance on March 31, 2004 was $4.6 million, a net increase of $1.4 million from December 31, 2003. This increase was primarily the result of net cash from the sale of CART, Inc.'s assets and sale of investments totaling $4.1 million. Cash was used to pay existing liabilities and for operating expenses related to the wind down of our business.

      Our short term investment balance on March 31, 2004 was $6.3 million, a net decrease of $1.1 million from December 31, 2003. This decrease was primarily due to funding our operations during the the three months ended March 31, 2004.

      CONTRACTUAL OBLIGATIONS. In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires on October 31, 2010. The total amount due through the life of the lease as of March 31, 2004 is $2.0 million. We have sublet this office space to Open Wheel, on substantially the same terms as our lease and retain office space for our use, at no cost. However, we remain liable on the lease.

      In July 2002, we guaranteed a $1.8 million commercial term loan in connection with our acquisition of Raceworks, LLC. The Company subsequently acquired this loan in conjunction with the acquisition of Raceworks, LLC and has recorded the loan in its long-term debt. The principal on the loan shall be paid quarterly, starting October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. Payments of principle and interest were paid for the October 2003 and January 2004 installments. The Company was in default of certain financial covenants of the loan. These financial covenants require that total stockholders' equity of the Company not be below $75 million. As a result, the entire amount of the note has been classified as current. On May 10, 2004, the entire principal of the note was paid according to an assignment and release entered into with the holder of the note.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

      We have current and future obligations to creditors. These include, without limitation, long-term contractual obligations. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditors may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distributions to stockholders.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES WHICH WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.

      Claims, liabilities and expenses from operations (such as operating costs, salaries, directors' and officers' insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

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

RELATED PARTY TRANSACTIONS

      We have historically entered into transactions with related parties, because several of our directors and one of our significant stockholders are team owners. We believe that all the transactions which we have entered into with our directors or significant stockholders have terms that are comparable to the terms that we could have entered into with unaffiliated third parties with respect to each of these transactions. In order to avoid conflicts of interest, any of our directors who was affiliated with an entity that was entering into a transaction with us would not vote on any matters related to such transactions and may have, in certain circumstances, refrained from participating in any discussions related to such transactions.

      Gerald R. Forsythe, a 22.9% stockholder of the Company, is one of the principal members of Open Wheel which purchased the assets of CART, Inc. pursuant to an Asset Purchase Agreement, entered into in February 2004. The consideration paid to CART, Inc., for the purchase of the assets, along with the stock of Promotion Agency, Ltd. and CART Licensed Products, Inc. was total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of Open Wheel, forgiveness of $1.3 million in prize money due teams affiliated with principals of Open

Wheel, including Mr. Forsythe and the assumption of certain promoter, sponsorship, and other contracts. The agreement was approved by the order of the bankruptcy court at a hearing on January 28, 2004.

      In 2004, the Company is sanctioning the races for Open Wheel. The Company receives $12,500 for each domestic race it sanctions and is reimbursed for various expenses it incurs in sanctioning the events.

      We have also sub-leased our Indianapolis office and warehouse to Open Wheel for substantially the same terms as our lease, we remain obligated on the lease which runs through 2010.

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

      Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC filings made from time to time, including, but not limited to, the Form 10-K for the year ended December 31, 2003. Copies of those filings are available from the Company and at the SEC's website www.sec.gov. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At March 31, 2004, our investments consisted of U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 135 days. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 4.: CONTROLS AND PROCEDURES

      (a) As of March 31, 2004 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                  31.1 Form 10-Q Certification by Christopher R. Pook, Chief Executive Officer dated as of August 24, 2004.

                  31.2 Form 10-Q Certification by Thomas L. Carter, Chief Financial Officer dated as of August 24, 2004.

                  32.1 Section 906 Certification by Christopher R. Pook, Chief Executive Officer dated as of August 24, 2004.

                  32.2 Section 906 Certification by Thomas L. Carter, Chief Financial Officer dated as of August 24 , 2004.

            (b) Reports on Form 8-K.

                  1) On January 20, 2004, the Company filed a Form 8-K, pursuant to Item 5 of such form, reporting that we issued a Press Release announcing the filing of an amendment to the Asset Purchase Agreement, which was entered into between the Company and Open Wheel Racing Series on December 15, 2003.

                  2) On April 14, 2004, the Company filed a Form 8-K, pursuant to Item 5 of such form, reporting that we issued a Press Release announcing that the Company could not file its Form 10-K fiscal year ended December 31, 2004 on a timely basis.

                  3) On May 14, 2004, the Company filed a Form 8-K, pursuant to Item 5 of such form, reporting that we issued a Press Release announcing that the Company could not complete the filing of its Form 10-Q for the quarter ended March 31, 2004.

                  4) On August 17, 2004, the Company filed a Form 8-K, pursuant to Item 5 of such form, reporting that we issued a Press Release announcing that the Company could not complete the filing of its Form 10-Q for the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHAMPIONSHIP AUTO RACING TEAMS, INC.

Date: August 24, 2004                   By: /s/  Thomas L. Carter
                                           -------------------------------------
                                           Thomas L. Carter
                                           Chief Financial Officer