Form 10-Q
period 2004-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2004-09-29
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK $0.01 PAR VALUE               14,718,134 SHARES
     ----------------------------         --------------------------------
       (class of common stock)            (outstanding at August 31, 2004)

                         This report contains 35 pages.

                                TABLE OF CONTENTS

                                                                                  PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Balance Sheets as of June 30, 2004 and
              December 31, 2003                                                     3

              Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 2004 and 2003                                          4

              Consolidated Statement of Stockholders' Equity for the Six Months
              Ended June 30, 2004                                                   5

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2004 and 2003                                                6

              Notes to Consolidated Financial Statements                            7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        19

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISKS                                                   27

     ITEM 4.  CONTROLS AND PROCEDURES                                              27

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                                    28

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     28

SIGNATURES

CERTIFICATIONS

EXHIBITS

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              June 30, 2004   December 31, 2003
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $       5,217   $           3,211
    Short-term investments                                                            3,291               7,356
    Accounts receivable (net of allowance for doubtful accounts of $1,732
    and $2,154 at June 30, 2004 and December 31, 2003 respectively)                     710               1,794
    Current portion of notes receivable                                                 150                 150
    Prepaid expenses and other current assets                                           395               1,557
    Income tax refundable                                                             1,571                 694
                                                                              -------------   -----------------
           Total current assets                                                      11,334              14,762

PROPERTY AND EQUIPMENT-Net                                                               70               4,985
OTHER ASSETS                                                                             --                 298
                                                                              -------------   -----------------
TOTAL ASSETS                                                                  $      11,404   $          20,045
                                                                              =============   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                            $          --   $           1,750
     Accounts payable                                                                   504               2,000
     Accrued liabilities:
         Royalties                                                                       --                 120
         Payroll                                                                          3                  51
         Other                                                                          393                 377
     Liabilities of CART, Inc. subject to compromise (Note 12)                        2,142               5,626
                                                                              -------------   -----------------
              Total current liabilities                                               3,042               9,924

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                                   --                  --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2004 and December 31, 2003
Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 shares
issued and outstanding at June 30, 2004 and December 31, 2003                           147                 147
Additional paid-in capital                                                           87,765              87,765
Accumulated deficit                                                                 (79,555)            (77,841)
Accumulated other comprehensive income                                                    5                  50
                                                                              -------------   -----------------
     Total stockholders' equity                                                       8,362              10,121
                                                                              -------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      11,404   $          20,045
                                                                              =============   =================

See accompanying notes to consolidated financial statements

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                         2004       2003       2004       2003
                                       --------   --------   --------   --------
REVENUES:
 Sanction fees                         $     --   $  5,300   $     --   $  8,300
 Sponsorship revenue                         --      2,370         --      3,968
 Television revenue                          --        713         --        903
 Race promotion revenue                      --      5,016         --      5,020
 Engine lease revenue                        --        475         --        950
 Other revenue                               47        534        104      1,431
                                       --------   --------   --------   --------
      Total revenues                         47     14,408        104     20,572

EXPENSES:
 Race distributions                          --     17,668         --     28,662
 Race expenses                               --      2,374         --      3,941
 Race promotion expense                      --     10,577         --     10,910
 Television expense                          --      5,910         --      7,417
 Administrative and indirect expenses       596      4,871      2,767     10,219
 Litigation expense                          --      1,378         --      1,378
 Relocation expense                          --         --         --         --
 Depreciation and amortization               --      1,024         --      1,844
                                       --------   --------   --------   --------
      Total expenses                        596     43,802      2,767     64,371

OPERATING LOSS                             (549)   (29,394     (2,663)   (43,799)
 Realized gain on sale of investments         5         --         13         85
 Interest income                             28        383         59        872
                                       --------   --------   --------   --------
LOSS BEFORE INCOME TAXES                   (516)   (29,011     (2,591)   (42,842)
 Income tax expense (benefit)              (877)     5,502       (877)       660
                                       --------   --------   --------   --------
NET INCOME (LOSS)                      $    361   $(34,513)  $ (1,714)  $(43,502)
                                       ========   ========   ========   ========
NET INCOME (LOSS) PER SHARE:

              BASIC                    $   0.02   $  (2.34)  $  (0.12)  $  (2.96)
                                       ========   ========   ========   ========
              DILUTED                  $   0.02   $  (2.34)  $  (0.12)  $  (2.96)
                                       ========   ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                      14,718     14,718     14,718     14,718
                                       ========   ========   ========   ========
              DILUTED                    14,718     14,718     14,718     14,718
                                       ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                    COMMON STOCK   ADDITIONAL                ACCUMULATED OTHER
                                   --------------   PAID-IN    ACCUMULATED     COMPREHENSIVE     STOCKHOLDERS'
       COMPREHENSIVE
                                   SHARES  AMOUNT   CAPITAL      DEFICIT       INCOME (LOSS)        EQUITY        LOSS
                                   ------  ------  ----------  -----------   -----------------   -------------   -------
BALANCES, JANUARY 1, 2004          14,718  $  147  $   87,765  $   (77,841)  $              50   $      10,121
   Net loss                            --      --          --       (1,714)                 --          (1,714)  $(1,714)
   Unrealized loss on investments      --      --          --           --                 (45)            (45)      (45)
                                                                                                                 -------
   Comprehensive loss                  --      --          --           --                  --              --   $(1,759)
                                   ------  ------  ----------  ------------  -----------------   -------------   =======
BALANCES, JUNE 30, 2004            14,718  $  147  $   87,765  $   (79,555)  $               5   $       8,362
                                   ======  ======  ==========  ===========   =================   =============

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   2004      2003
                                                                                  -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $(1,714)  $(43,502)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     --      1,856
     Bad debt                                                                        (422)        --
     Net loss from sale of property and equipment                                      --         77
     Deferred income taxes                                                             --      1,127
     Changes in assets and liabilities that provided (used) cash (net of effects of purchase of Raceworks, LLC) :
           Accounts receivable                                                      1,500     (5,094)
           Prepaid expenses and other assets                                          417     (6,757)
           Income tax refundable                                                     (882)     9,406
           Other assets                                                               (13)        --
           Accounts payable                                                        (2,734)      (893)
           Accrued liabilities                                                        546      4,461
           Deferred revenue                                                            --      9,824
                                                                                  -------   --------
                Net cash used in operating activities                              (3,302)   (29,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of Raceworks, LLC (net of cash acquired)                    --       (462)
     Purchase of investments                                                           --     (6,840)
     Proceeds from sale of investments                                              4,019     41,811
     Notes receivable                                                                  --     (1,014)
     Acquisition of property and equipment                                             --     (2,308)
     Proceeds from sale of property and equipment (net of cash sold)                3,039         61
                                                                                  -------   --------
                Net cash provided by investing activities                           7,058     31,248

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                                     (1,750)      (973)
                                                                                  -------   --------
                Net cash used in financing activities                              (1,750)      (973)
                                                                                  -------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,006        780
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,211      6,773
                                                                                  -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 5,217   $  7,553
                                                                                  =======   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                            $    --   $     --
                                                                                  =======   ========
          Interest                                                                $    --   $     --
                                                                                  =======   ========
     Cash received during period from income tax refund                           $    --   $ 10,021
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITY-
During 2004, the Company has negotiated settlements with certain Raceworks, LLC creditors which resulted in reductions to trade account payables of approximately $634,000. During 2003, the Company received property, equipment, and/or services of approximately $500 in exchange for sponsorship privileges to the providers

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of June 30, 2004, the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003.

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

      CART, Inc. continues to operate as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On August 3, 2004 CART, Inc. filed CART's Amended Chapter 11 Plan (the "Plan") and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART, Inc. (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART, Inc.'s creditors. The Disclosure Statement was approved as containing adequate information by the Bankruptcy Court on August 3, 2004. The hearing on the confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11 U.S.C.ss.ss.1129(a) And (b) And Fed. R. Bankr. P. 3020 Confirming CART's Amended Chapter 11 Plan.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company for the three and six months ended June 30, 2003, include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. ("CART"), Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. As of March 7, 2003, the consolidated financial statements also include the financial statements of Raceworks, LLC, a wholly owned subsidiary (See Note 8). For the three and six months ended June 30, 2004 the financial statements include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. and Raceworks, LLC and through February 13, 2004, Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

      BASIC AND DILUTED LOSS PER SHARE. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans when dilutive. Due to losses from operations, no shares were included from the dilutive loss per share calculation due to their anti-dilutive effect for the three and six months ended June, 30, 2004 and 2003.

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

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional quantitative and qualitative disclosures pertaining to unrealized investment losses in a company's annual financial statements. The provisions of EITF 03-1 became effective for the Company in the third quarter 2004. The Adoption did not have a material effect on its results of operations or its financial position.

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

      However, as required by SFAS No. 123, companies who have chosen to follow APB No. 25 are required to calculate pro forma information as if it had calculated compensation based on the fair value at the grant date for its stock options granted to employees and directors. In the second quarter of 2004 and 2003, there was no compensation expense under APB No. 25.

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                               2004            2003           2004          2003
(In Thousands)                                              -----------   -------------   ------------   ----------
NET INCOME (LOSS)
As reported                                                 $       361   $     (34,513)  $     (1,714)  $  (43,502)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                  (358)           (578)          (778)      (1,140)
                                                            -----------   -------------   ------------   ----------
Pro forma                                                   $         3   $     (35,091)  $     (2,492)  $  (44,642)
                                                            ===========   =============   ============   ==========
DILUTED INCOME (LOSS) PER SHARE
As reported                                                 $      0.02   $       (2.34)  $      (0.12)  $    (2.96)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                 (0.02)          (0.04)         (0.05)       (0.08)
                                                            -----------   -------------   ------------   ----------
Pro forma                                                   $      0.00   $       (2.38)  $      (0.17)  $    (3.04)
                                                            ===========   =============   ============   ==========

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

3. SHORT-TERM INVESTMENTS

      The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                              GROSS UNREALIZED
                                              ----------------
                           COST   FAIR VALUE   GAIN     LOSS
(IN THOUSANDS)            ------  ----------  -------  -------
JUNE 30, 2004
U.S. agencies securities  $3,286  $    3,291  $     5  $    --
                          ======  ==========  =======  =======
DECEMBER 31, 2003
U.S. agencies securities  $7,306  $    7,356  $    50  $    --
                          ======  ==========  =======  =======

      Net proceeds from sales of investments for the six months ended June 30, 2004 and 2003 were approximately $4.0 million and $34.9 million, respectively.

      Contractual maturities range from less than one year to two years. The weighted average maturity of the portfolio does not exceed one year.

4. NOTES RECEIVABLE

      In June 2003, the Company entered into an amendment to a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is collateralized by all products and proceeds of all other events staged by the promoter at the promoter's facility. We have not received any payments on the note which were to begin on January 1, 2004. After an assessment of the financial condition of the promoter and other considerations it was determined the note should be written-down to management's estimate of its fair value of $150,000 and a loss was recorded in regard to the note at December 31, 2003.

5. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at June 30, 2004 and December 31, 2003:

                                    (IN THOUSANDS)
                               JUNE 30,   DECEMBER 31,              USEFUL LIFE
                                 2004        2003                    (IN YEARS)
                               --------   ------------   ---------------------------------
Engines                        $     --   $      2,273   2
Equipment                           112          5,251   5-20
Furniture and fixtures               --            248   10
Vehicles                             --          2,377   5-7
Other                                --            154   5 (except leasehold improvements)
                               --------   ------------
Total                               112         10,303

Less accumulated depreciation       (42)        (5,318)
                               --------   ------------

Property and equipment (net)
                               $     70   $      4,985
                               ========   ============

      Property and equipment were written down to their fair-values as of December 31, 2003, pursuant to an Asset Purchase Agreement entered into with Open Wheel Racing Series, LLC. The remaining assets relate to our subsidiary Raceworks, LLC. These items are currently idle and not currently in service.

6. SEGMENT REPORTING

      The Company had two reportable segments, sanctioning and race promotions which was added in 2003. There were no prior period adjustments relating to the new reportable segment.

      Sanctioning encompasses all the business operations of organizing, marketing and staging all of our open-wheel racing events when we acted as a sanctioning body as well as corporate expenses. We received a sanction fee from the event promoter for our services that is either fixed or is based upon a profit sharing agreement. Sanction fees revenue, sponsorship revenue, television revenue, engine lease revenue, race distributions and race expenses, television expenses and administrative and indirect expenses are recognized in the sanctioning segment.

      Race promotions encompasses all the business operations of marketing and promoting our open-wheel racing events when we acted as promoter and have exclusive rights to the event. We received the revenues from the event and were responsible for the expenses of the event.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long-lived assets were substantially used in the sanctioning segment in the United States. The Company evaluates performance based on income before income taxes.

      Because we have ceased operations and intend to liquidate our remaining assets we no longer have any race promotion activity. All significant activity during 2004 can be characterized as corporate activity

                                             THREE MONTHS ENDED JUNE 30,
                                  ------------------------------------------------
                                  SANCTIONING   RACE PROMOTIONS   OTHER*   TOTAL
($ in thousands)                  -----------   ---------------   ------  --------
2003
Revenues                          $     9,341   $         5,016   $   51  $ 14,408
Interest income (net)                     380                --        3       383
Depreciation and amortization           1,009                --       15     1,024
Segment income (loss) before
 income taxes                         (23,452)           (5,561)       2   (29,011)

                                                      SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                           SANCTIONING   RACE PROMOTIONS   OTHER*   TOTAL
($ in thousands)                           -----------   ---------------   ------  --------
2003
Revenues                                   $    15,346   $         5,020   $  206  $ 20,572
Interest income (net)                              866                --        6       872
Depreciation and amortization                    1,807                --       37     1,844
Segment income (loss) before income taxes      (37,058)           (5,890)     106   (42,842)

* Segment is below quantitative thresholds for presentation as a reportable segment. These amounts are related to the Company's licensing royalties for 2003.

Reconciliations to consolidated financial statement totals are as follows:

                                         DECEMBER 31,
($ in thousands)                             2003
---------------------------------------  ------------
Total assets for sanctioning segment     $     18,925
Total assets for race promotion segment           894
Other assets                                      226
                                         ------------
Total consolidated assets                $     20,045
                                         ============

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

      On December 16, 2003, CART, Inc., the Company's wholly owned subsidiary, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of Indiana, Indianapolis Division. CART, Inc.'s Chapter 11 Plan was filed with the Bankruptcy Court on August 3, 2004. The hearing on confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court confirmed CART's Amended Chapter 11 Plan. Based upon filings by creditors of CART, Inc. , there may be claims by creditors against CART, Inc. which could result in litigation against CART, Inc. in Bankruptcy Court. The Company is currently unable to determine the extent of these asserted claims and whether or not they will ultimately result in litigation involving CART, Inc. and the Company.

      On December 12, 2003, S. R. Holdings Co., filed an action against the Company and Raceworks, LLC, its wholly owned limited liability company, for an alleged breach of contract to provide concession services at the Champ Car World Series race held in Miami, Florida in 2003 and in future years. The case was filed in the Circuit Court of Miami, Dade County, Florida. The Company and S. R. Holdings Co. have agreed to settle all claims for a payment by the Company of approximately $20,000. The parties are finalizing the Settlement Agreement and dismissal of the lawsuit.

      On August 5, 2004, the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1,500,000 in July of 2002 which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy by filing under Chapter 11 of the Bankruptcy Code. The Company has not filed an answer at this point in time and is unable to make a determination as to the likelihood of an unfavorable outcome. The range of the possible loss is up to $1,500,000.

      As we have previously reported, we are party to several lawsuits. We cannot predict the outcome of the litigation, and at this time, management is unable to estimate the impact that ultimate resolution of these matters may have on our financial position or future results of operations.

8. RACEWORKS, LLC

      On March 7, 2003, the Company acquired one hundred percent (100%) of the membership interests in Raceworks, LLC ("Raceworks"). The results of Raceworks' operations have been included in the consolidated financial statements since that date. Raceworks was a motorsports promotion company and held a revocable license agreement to annually conduct a street race in downtown Miami through 2017, with an option to extend for an additional ten (10) years. The aggregate purchase price was $1.2 million including $473,000 of cash and a promissory note of $722,000.

      The following table summarizes the estimated fair values, at the date of acquisition, of the assets acquired and liabilities assumed as part of the acquisition.

Current assets                        $   449,000
Property and equipment                  4,120,000
Other assets                               36,000
Intangible assets including goodwill    1,262,000
                                      -----------
         Total assets acquired          5,867,000
                                      -----------
Current liabilities                    (1,916,000)
Long-term debt                         (2,778,000)
                                      -----------
         Total liabilities assumed     (4,694,000)
                                      ------------
Net assets acquired                   $ 1,173,000
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

9. LONG TERM DEBT

      In July 2002, the Company guaranteed a $1.8 million commercial term loan in connection with the operations of Raceworks, LLC. The Company subsequently assumed this loan in conjunction with the acquisition of Raceworks, LLC. The principal on the loan was to be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. Payments of $50,000 each were made for the October 2003 and January 2004 quarters. On May 10, 2004, The Company entered into an assignment and release agreement that was for full and final settlement of any and all obligations related to the loan in exchange for a cash payment from the Company of the remaining principal balance of $1,700,000, which was paid in full on May 7, 2004.

10. DEFERRED TAXES

      SFAS No. 109 requires that net deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. At June 30, 2004, the Company had a deferred tax asset from U.S. net operating loss carryforwards of $30.4 million. This carryforward will expire in 20 years. Failure to achieve taxable income within the carryforward period would affect the ultimate realization of the net deferred tax asset. Due to the financial condition of the Company described in Note 1, management does not believe that the deferred tax assets will be realized. Therefore, the tax benefit for current year losses and net deferred tax assets recorded at June 30, 2004 has been reduced by a full valuation allowance. The tax benefit recorded for the six months ended June 30, 2004 represents management's estimate for tax refunds expected to be received by the Company through the utilization of net operating loss carryback claims previously deemed not realizable.

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

12. CART, INC. BANKRUPTCY AND SUBSEQUENT EVENTS

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

      In the Chapter 11 case substantially all of the liabilities as of the filing date are subject to compromise. The following table sets forth a break down of these liabilities:

                                                   In thousands
   Liabilities Subject to Compromise     June 30, 2004   December 31, 2003
Accounts Payable                         $        1,728  $            4,848
Accrued Payroll                                     274                  68
Other Accrued Payables                              140                 710
                                         --------------  ------------------
Total liabilities subject to compromise  $        2,142  $            5,626
                                         ==============  ==================

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

      A substantial dollar amount of claims were filed that are not included in CART, Inc.'s liabilities as of June 30, 2004. The total amount of claims filed by potential creditors and debtor scheduled amounts with the bankruptcy court totaled $12.2 million, excluding the inter-company liability to CART, Inc's parent company, Championship Auto Racing Teams, Inc. of $61.5 million. The total claims exceed the liabilities recorded on CART's balance sheet because the total claims represent not only accounts payable to each potential creditor but also claims for future payments, disputed amounts owed to creditors, and potential damages for contractual breaches. The following table sets forth claims filed by potential creditors that are not included in CART, Inc.'s liabilities as of June 30, 2004:

        Claims Not included in Liabilities at June 30, 2004          In thousands
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

Bankruptcy Subsequent Events:

      CART, Inc. continues to operate as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On August 3, 2004 CART, Inc. filed CART's Amended Chapter 11 Plan (the "Plan") and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART, Inc. (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART, Inc.'s creditors. The Disclosure Statement was approved as containing adequate information by the Bankruptcy Court on August 3, 2004. The hearing on the confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11 U.S.C.ss.ss.1129(a) And (b) And Fed. R. Bankr. P. 3020 Confirming CART's Amended Chapter 11 Plan.

      The following reflects unaudited balance sheet, statement of operations and statement of cash flows information as of and for the three and six months period ended June 30, 2004 for CART, Inc.:

                                   CART, INC.
                              DEBTOR IN POSSESSION
                             CONDENSED BALANCE SHEET
                               AS OF JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                            UNAUDITED
                                                            ---------
Current Assets
      Cash and Cash Equivalents                             $   3,948
      Accounts Receivable                                         654
      Notes Receivable                                            150
      Prepaid Expenses                                              1
                                                            ---------
Total Current Assets                                            4,753

Total Assets                                                $   4,753
                                                            =========

Current Liabilities
       Accounts Payable                                     $     171
       Payroll                                                      3
       Other                                                      328
Liabilities of CART, Inc. subject to compromise                 2,142
                                                            ---------
Total Current Liabilities                                       2,644
Inter-company Payable-Championship Auto Racing Teams, Inc.     61,564
                                                            ---------
Total Liabilities                                           $  64,208

Stockholder's Deficiency
Common Stock                                                      102
Additional Paid In Capital                                     15,975
Accumulated Deficit                                           (75,532)
                                                            ---------
Total Stockholder's Deficiency                                (59,455)
                                                            ---------
Total Liabilities and Stockholder's Deficiency              $   4,753
                                                            =========

                                   CART, INC.
                              DEBTOR IN POSSESSION
                        CONDENSED STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS-ENDED JUNE 30, 2004
                             (Dollars in Thousands)

                                       Three Months      Six Months
                                      Ended June 30,   Ended June 30,
                                         Unaudited       Unaudited
                                      --------------   --------------
REVENUES:
Other revenue                         $           47   $           85
                                      --------------   --------------
Total revenues                                    47               85

EXPENSES:
Administrative and indirect expenses             179            1,510
Total expenses                                   179            1,510
                                      --------------   --------------
OPERATING LOSS                                  (132)          (1,425)
Interest income (expense)                          1               (7)
                                      --------------   --------------
NET LOSS                              $         (131)  $       (1,432)
                                      ==============   ==============

                                   CART, INC.
                            STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS-ENDED JUNE 30, 2004
                             (Dollars in Thousands)

                                                                  Unaudited
                                                                  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Loss                                                     $  (1,432)
     Changes in asset and liabilities that provided (used) cash:
          Accounts and notes receivable                                 672
          Prepaid expenses and other assets                             346
          Accounts payable                                           (1,273)
          Accrued liabilities                                           819
                                                                  ---------
Net cash used in operating activities                                  (868)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                     3,260
                                                                  ---------
Net cash used in investing activities                                 3,260

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of Inter company payables                                (425)
                                                                  ---------
Net cash used in financing activities                                  (425)

NET DECREASE IN CASH AND CASH EQUIVALENTS                             1,967
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,980
                                                                  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   3,947
                                                                  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
     Income taxes                                                 $      --
                                                                  =========
     Interest                                                     $      --
                                                                  =========

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

      The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Litigation

      We are involved in litigation as a part of our normal course of business. Our litigation proceedings are included in our most recent Form 10-K, Item 3:
Legal Proceedings and updated, as needed, in Part II-Other Information, Item 1:
Legal Proceedings in this and subsequent Form 10-Qs. When a complaint is filed by or against us that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and reasonably estimable, we record the expense. When we are the party filing the claim, we do not record gain coningency until any damages from the claim are assured.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2004

      We plan to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company's affairs as soon as practicable.

      In 2004, the only revenues the Company expects to receive are from sanctioning revenues paid to us by Open Wheel for sanctioning their races for the 2004 season, miscellaneous revenue and interest income from our remaining cash and short-term investments. Sanctioning fees are $12,500 per domestic race and it is estimated that there will be eight domestic events in 2004.

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

      Total revenues were $47,000 for the three months ended June 30, 2004, related to sanction fees of $38,000 and other miscellaneous revenues.

      Total expenses were $596,000 for the three months ended June 30, 2004. Expenses consisted of legal and consulting fees of $320,000, salaries, employee and related expenses of $302,000 and other office and miscellaneous expenses and credits.

      Net loss before income taxes was $516,000. An income tax benefit of $877,000 was recognized during the quarter, representing management's estimate for tax refunds expected to be received by the Company through the utilization of net operating loss carryback claims previously deemed not realizable. Net income for the quarter ended June 30, 2004 was $361,000.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2004

      Total revenues were $104,000 for the six months ended June 30, 2004, related to sanction fees of $38,000, equipment rental of $12,000 and other miscellaneous revenues of $54,000.

      Total expenses were $2.8 million for the six months ended June 30, 2004. Administrative expenses consisted of normal operating expenses through, February 13, 2004, the date the "Asset Purchase Agreement" was finalized. Expenses consisted of legal and consulting fees of $1.7 million, salaries, employee and severance related expenses of $893,000, offices expenses of $135,000 and other miscellaneous expenses.

      Net loss before income taxes was $2.6 million. An income tax benefit of $877,000 was recognized during the six months ended June 30, 2004 for reasons stated above. Net operating loss for the six months ended June 30, 2004 was $1.7 million.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2003

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

EXPENSES

      Prior to 2004, our expenses will primarily be incurred in the liquidation of assets and winding up the business. Expenses are expected to be incurred for salaries, benefits, miscellaneous office expenses, accounting and auditing fees and legal fees involving bankruptcy, public company matters, litigation and for expenses for settlement negotiations.

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

      TELEVISION EXPENSES. In 2003, we bought the air time for our seven CBS races and a one hour preseason preview show at a cost of $3.5 million. Speed Channel provided the air time for the races aired on its network, including Champ Car practice and qualifying and a half-hour pre-race show. We paid for production costs associated with the races to be broadcast on the Speed Channel network. One of our races was broadcast on HD Net TV which provided the air time and we shared the production costs. We also incured expenses for our international production for all of our races.

      ADMINISTRATIVE AND INDIRECT EXPENSES. Administrative and indirect expenses included all operating costs not directly incurred for a specific event, including:

      -     administration

      -     marketing and advertising

      -     sponsorship sales and service

      -     public relations

      For the three months ended June 30, 2003, revenues were $14.4 million. Sanction fees were $5.3 million and were attributable to the races in Long Beach, CA $2.5 million, Milwaukee, WI and Monterrey, CA for $1.4 million each. Sponsorship revenue and engine lease revenue are recognized on a pro-rata basis and was $2.4 million and $475,000, respectively, in the second quarter. Race promotion revenue was $5.0 million. Television revenue for the races held in the quarter was $713,000 and miscellaneous revenue was $534,000.

      Expenses for the three months ended June 30, 2003 were $43.8 million. Race distributions for the first quarter were $17.7 million, which consisted of $3.8 million in purse and prize money and $13.9 million in team support and assistance. Race operations and race promotion expenses were $2.4 million and $10.6 million, respectively, for the quarter. Television expense was $5.9 million, administrative and indirect expenses were $4.9 million, litigation expense was $1.4 million and depreciation and amortization was $1.0 million for the three months ended June 30, 2003.

      Operating loss for the quarter ended June 30, 2003 was $29.4 million. Interest income was $383,000. An income tax expense of $5.5 million was recognized for the quarter, due to setting up valuation allowances on deferred tax assets. Due to the financial condition of the company management does not believe that deferred tax assets will be realized. A net loss of $34.5 million resulted due to the items discussed above for the three months ended June 30, 2003.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2003

      For the six months ended June 30, 2003, revenues were $20.6 million. Sanction fees were $8.3 million and were attributable to the races in St. Petersburg, Florida, $500,000, Monterrey, Mexico $2.5 Long Beach, CA $2.5 million, Milwaukee, WI and Monterrey, CA for $1.4 million each. Sponsorship revenue and engine lease revenue are recognized on a pro-rata basis and was $4.0 million and $950,000 respectively in the quarter. Television revenue for the races was $903,000 and miscellaneous revenue was $1.4 million.

      Expenses for the six months ended June 30, 2003 were $64.4 million. Race distributions for the quarter were $28.7 million which consisted of $5.1 million in purse and prize money and $23.6 million in team support and assistance. Race operations and race promotion expenses were $3.9 million and $10.9 million respectively for the quarter. Television expense was $7.4 million, administrative and indirect expenses were $10.2 million, litigation expense was $1.4 million and depreciation and amortization was $1.8 million for the six months ended June 30, 2003.

      Operating loss for the six months ended June 30, 2003 was $43.8 million. Realized gain on investments for the quarter was $85,000 and interest income was $872,000. An income tax expense of $660,000 was recognized for the quarter. A net loss of $43.5 million resulted due to the items discussed above for the six months ended June 30, 2003.

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

      Since our inception, we have funded our operations and capital expenditures from the proceeds of our public offerings and our cash reserves generated from operations. At June 30, 2004, we had $8.3 million in working capital, and our primary source of liquidity was $5.2 million in cash and cash equivalents. Our cash balance on June 30, 2004 was $5.2 million, a net increase of $2.0 million from December 31, 2003. This increase was primarily the result of net cash provided by the sale of certain CART, Inc. assets to Open Wheel of $3.0 million and the sale of investments of $4.0 million, partially offset by net cash used in operating activities of $3.3 million and repayment of the Raceworks, LLC note payable of $1.7 million.

      Our short term investment balance on June 30, 2004 was $3.3 million, a net decrease of $4.1 million from December 31, 2003. This decrease was primarily due to funding our operations during the six months ended June 30, 2004.

      In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires on October 31, 2010. The total amount due through the life of the lease as of June 30, 2004 is $2.0 million. We have sublet this office space to Open Wheel, and retain office space for our use, at no cost. However, we remain liable on the lease.

                                                 Payments due by Period
                                    --------------------------------------------------
                                                Less Than    1-3       4-5     After 5
Contractual Obligations               Total      1 Year     Years     Years     Years
----------------------------------  ----------  ---------  --------  --------  --------
Operating Leases*                   $1,956,779  $ 154,483  $926,895  $617,930  $257,471
                                    ----------  ---------  --------  --------  --------
Total Contractual Cash Obligations  $1,956,779  $ 154,483  $926,895  $617,930  $257,471
                                    ==========  =========  ========  ========  ========

* Sublet to Open Wheel Racing Series for the amounts of lease obligations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At June 30, 2004, our investments consisted of U.S. Agency issues, letters of credit, and money market funds. The weighted average maturity of our portfolio is 135 days. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 4: CONTROLS AND PROCEDURES

      (a) As of June 30, 2004 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            On December 12, 2003, S. R. Holdings Co. filed an action against the Company and Raceworks, LLC, its wholly owned limited liability company, for an alleged breach of contract to provide concession services at the Champ Car World Series race held in Miami, Florida in 2003 and in future years. The case was filed in the Circuit Court of Miami, Dade County, Florida. The Company and S. R. Holdings Co. have agreed to settle all claims for a payment by the Company of approximately $20,000. The parties are finalizing the Settlement Agreement and dismissal of the lawsuit.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                  31.1 Form 10-Q Certification by Christopher R. Pook, Chief Executive Officer dated as of September 29, 2004.

                  31.2 Form 10-Q Certification by Thomas L. Carter, Chief Financial Officer dated as of September 29, 2004.

                  32.1 Section 906 Certification by Christopher R. Pook, Chief Executive Officer dated as of September 29, 2004.

                  32.2 Section 906 Certification by Thomas L. Carter, Chief Financial Officer dated as of September 29, 2004.

            (b) Reports on Form 8-K.

                  1) On August 24, 2004, Championship Auto Racing Teams, Inc. issued a press release announcing that it has filed its Annual Report on Form 10-K for the year ended December 31, 2003 as well as its 10-Q for the three-month period ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHAMPIONSHIP AUTO RACING TEAMS, INC.

   Date: September 29, 2004      By: /s/  Thomas L. Carter
                                     ----------------------------

                                     Thomas L. Carter
                                     Chief Financial Officer