Form 10-Q
period 2004-09-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2004-11-15
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK $0.01 PAR VALUE                  14,718,134 SHARES
     ----------------------------                  -----------------
       (class of common stock)            (outstanding at September 30, 2004)

                         This report contains 35 pages.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                       PAGE
     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               Consolidated Balance Sheets as of September 30, 2004 and
               December 31, 2003                                                                       3

               Consolidated Statements of Operations for the Three and Nine Months
               Ended September 30, 2004 and 2003                                                       4

               Consolidated Statement of Stockholders' Equity for the Nine Months
               Ended September 30, 2004                                                                5

               Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2004 and 2003                                                             6

               Notes to Consolidated Financial Statements                                              7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          19

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                            27

     ITEM 4.   CONTROLS AND PROCEDURES                                                                27


PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                                                      28

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       28

SIGNATURES

CERTIFICATIONS

EXHIBITS

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    September 30, 2004    December 31, 2003
                                                                                    ------------------    -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $            8,589    $           3,211
     Short-term investments                                                                         --                7,356
     Accounts receivable (net of allowance for doubtful  accounts of $1,732 and $2,154 at September 30, 2004 and December 31, 2003,
     respectively)                                                                                 603                1,794
     Note receivable                                                                               150                  150
     Prepaid expenses and other current assets                                                     339                1,557
     Income tax refundable                                                                         882                  694
                                                                                    ------------------    -----------------
           Total current assets                                                                 10,563               14,762

PROPERTY AND EQUIPMENT-Net                                                                          70                4,985
OTHER ASSETS (net of accumulated amortization of $0 and $116 at September 30,
2004 and December 31, 2003, respectively)                                                           --                  298
                                                                                    ------------------    -----------------
TOTAL ASSETS                                                                        $           10,633    $          20,045
                                                                                    ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                  $               --    $           1,750
     Accounts payable                                                                              155                2,000
     Accrued liabilities:
         Royalties                                                                                  --                  120
         Payroll                                                                                    --                   51
         Other                                                                                     141                  377
     Liabilities of CART, Inc. subject to compromise (Note 11)                                   2,271                5,626
                                                                                    ------------------    -----------------
              Total current liabilities                                                          2,567                9,924

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                                              --                   --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2004 and December 31, 2003
Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 shares
issued and outstanding at September 30, 2004 and December 31, 2003                                 147                  147
Additional paid-in capital                                                                      87,765               87,765
Accumulated deficit                                                                            (79,846)             (77,841)
Accumulated other comprehensive income                                                              --                   50
                                                                                    ------------------    -----------------
     Total stockholders' equity                                                                  8,066               10,121
                                                                                    ------------------    -----------------
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                                           $           10,633    $          20,045
                                                                                    ==================    =================

See accompanying notes to consolidated financial statements

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT LOSS PER SHARE)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                   2004            2003            2004            2003
                                                ----------      ----------      ----------      ----------
REVENUES:
 Sanction fees                                  $       --      $    7,831      $       --      $   16,131
 Sponsorship revenue                                    --           2,623              --           6,591
 Television revenue                                     --             831              --           1,734
 Race promotion revenue                                 --           5,607              --          10,628
 Engine lease revenue                                   --             475              --           1,425
 Other revenue                                          63             803             167           2,233
                                                ----------      ----------      ----------      ----------
      Total revenues                                    63          18,170             167          38,742

EXPENSES:

 Race distributions                                     --          21,067              --          49,728
 Race expenses                                          --           2,589              --           6,530
 Race promotion expense                                 --           9,874              --          20,784
 Television expense                                     --           6,492              --          13,910
 Administrative and indirect expenses                  408           6,115           3,175          16,334
 Litigation expense                                     --           1,281              --           2,660
 Merger and strategic charges                           --           1,355              --           1,355
 Asset impairment                                                    3,299                           3,299
 Depreciation and amortization                          --             998              --           2,842
                                                ----------      ----------      ----------      ----------
      Total expenses                                   408          53,070           3,175         117,442

OPERATING LOSS                                        (345)        (34,900)         (3,008)        (78,700)
 Realized gain on sale of investments                   --             248              13             332
 Interest income                                        54             248             113           1,121
                                                ----------      ----------      ----------      ----------
LOSS BEFORE INCOME TAXES                              (291)        (34,404)         (2,882)        (77,247)
 Income tax expense (benefit)                           --              --            (877)            660
                                                ----------      ----------      ----------      ----------
NET LOSS                                        $     (291)     $  (34,404)     $   (2,005)     $  (77,907)
                                                ==========      ==========      ==========      ==========

NET LOSS PER SHARE:
              BASIC AND DILUTED                 $    (0.02)     $    (2.34)     $    (0.14)     $    (5.29)
                                                ==========      ==========      ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC AND DILUTED                     14,718          14,718          14,718          14,718
                                                ==========      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              COMMON STOCK    ADDITIONAL              ACCUMULATED OTHER
                                              ------------     PAID-IN   ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS' COMPREHENSIVE
                                            SHARE     AMOUNT   CAPITAL     DEFICIT      INCOME (LOSS)        EQUITY        LOSS
                                            -----     ------   -------     -------      -------------        ------        ----
BALANCES, JANUARY 1, 2004                   14,718     $147    $87,765     $(77,841)          $50           $10,121
   Net loss                                     --       --         --       (2,005)           --            (2,005)     $(2,005)
   Reclassification of an unrealized gain       --       --         --           --           (50)              (50)         (50)
                                                                                                                         -------
   Comprehensive loss                           --       --         --           --            --                --      $(2,055)
                                            ------     ----    -------     --------           ---            ------      =======
BALANCES, SEPTEMBER 30, 2004                14,718     $147    $87,765     $(79,846)          $--            $8,066
                                            ======     ====    =======     ========           ===            ======

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                2004           2003
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $ (2,005)      $(77,907)
     Adjustments to reconcile net loss to
           net cash used in operating activities:
     Asset impairment                                                               --          3,299
     Depreciation and amortization                                                  --          3,123
     Bad debt allowance                                                           (422)            --
     Loss from sale of property and equipment                                       --            636
     Deferred income taxes                                                          --          1,127
     Changes in assets and liabilities that provided (used) cash (net of effects of purchase of Raceworks, LLC in 2003) :
           Accounts receivable                                                   1,607          1,120
           Note receivable                                                          --           (400)
           Prepaid expenses and other assets                                       468         (4,675)
           Income tax refundable                                                  (188)         9,392
           Other assets                                                            (13)            --
           Accounts payable                                                     (2,911)           339
           Accrued liabilities                                                     247          1,160
           Deferred revenue                                                        (13)         1,670
                                                                              --------       --------
                   Net cash used in operating activities                        (3,217)       (61,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of Raceworks, LLC (net of cash acquired)                 --           (462)
     Purchase of investments                                                        --         (7,254)
     Proceeds from sale of investments                                           7,306         68,761
     Notes receivable                                                               --           (623)
     Acquisition of property and equipment                                          --         (3,178)
     Proceeds from sale of property and equipment (net of cash sold)             3,039             81
                                                                              --------       --------
                Net cash provided by investing activities                       10,345         57,325

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on notes payable                                                 (1,750)          (973)
                                                                              --------       --------
                Net cash used in financing activities                           (1,750)          (973)
                                                                              --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             5,378         (4,674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,211          6,773
                                                                              --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  8,589       $  2,099
                                                                              ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                        $     --       $    278
                                                                              ========       ========
          Interest                                                            $     --       $     --
                                                                              ========       ========
     Cash received during period from income tax refund                       $    694       $  9,392

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES- During 2004, the Company has negotiated settlements with certain Raceworks, LLC creditors which resulted in reductions to trade account payables of approximately $640. During 2003, the Company received property, equipment, and/or services of approximately $616 in exchange for sponsorship privileges to the providers. Also, during 2003, the Company issued a promissory note of $722 in connection with the purchase of Raceworks, LLC.

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and 2003, the statement of stockholder's equity for the nine months ended September 30, 2004, and its cash flows for the nine months ended September, 2004 and 2003.

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

      On December 15, 2003, we announced that we had entered into an Asset Purchase Agreement (the "Agreement") with Open Wheel. The Agreement would allow Open Wheel to purchase the assets of CART, Inc. needed to operate the Champ Car World Series and the stock of Pro-Motion Agency, Inc., our subsidiary that operates the Toyota Atlantics series and CART Licensed Products, Inc., our subsidiary that operates our licensed merchandise function. In addition, Open Wheel would assume from us and CART, Inc. the rights and obligations under certain promoter, sponsor and other contracts. Open Wheel stated that it intended to continue to operate the Champ Car World Series and the Toyota Atlantic series. The total consideration that would be paid under the agreement was $3.0 million less $1.5 million in 2003 prize money to teams who were not affiliated with Open Wheel; which was an obligation of CART, Inc. that would be assumed by Open Wheel. The Agreement terminated the previously announced merger agreement that we had entered into with Open Wheel on September 10, 2003.

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

      CART, Inc. continues to operate as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On August 3, 2004 CART, Inc. filed CART's Amended Chapter 11 Plan (the "Plan") and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART, Inc. (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART, Inc.'s creditors. The Disclosure Statement was approved as containing adequate information by the Bankruptcy Court on August 3, 2004. The hearing on the confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11
U.S.C. Sections 1129(a) And (b) And Fed. R. Bankr. P. 3020 Confirming CART's Amended Chapter 11 Plan.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company for the three and nine months ended September 30, 2003, include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. ("CART"), Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. As of March 7, 2003, the consolidated financial statements also include the financial statements of Raceworks, LLC, a wholly owned subsidiary (See Note 8). For the three and nine months ended September 30, 2004 the financial statements include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. (Debtor in Possession) and Raceworks, LLC and through February 13, 2004, Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. All significant intercompany balances have been eliminated in consolidation.

      BASIC AND DILUTED LOSS PER SHARE. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans when dilutive. Due to losses from operations 810,000 and 1,321,002 shares were excluded from the dilutive loss per share calculation due to their anti-dilutive effect for the three and nine months ended September, 30, 2004 and 2003 respectively.

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

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional quantitative and qualitative disclosures pertaining to unrealized investment losses in a company's annual financial statements. The provisions of EITF 03-1 became effective for the Company in the third quarter 2004. The adoption did not have a material effect on results of operations or financial position.

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

      However, as required by SFAS No. 123, companies who have chosen to follow APB No. 25 are required to calculate pro forma information as if it had calculated compensation based on the fair value at the grant date for its stock options granted to employees and directors. In the third quarter of 2004 and 2003, there was no compensation expense under APB No. 25.

      (In Thousands)
                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                                   2004          2003          2004         2003
                                                                ----------    ----------    ----------   ----------
NET LOSS
--------
As reported                                                     $     (291)   $  (34,404)   $   (2,005)  $  (77,907)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                     (399)         (503)       (1,177)      (1,644)
                                                                ----------    ----------    ----------   ----------
Pro forma                                                       $     (690)   $  (34,907)   $   (3,182)  $  (79,551)
                                                                ==========    ==========    ==========   ==========

BASIC AND DILUTED LOSS PER SHARE
--------------------------------
As reported                                                     $    (0.02)   $    (2.34)   $    (0.14)  $    (5.29)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                    (0.03)        (0.03)        (0.08)       (0.11)
                                                                ----------    ----------    ----------   ----------
Pro forma                                                       $    (0.05)   $    (2.37)   $    (0.22)  $    (5.40)
                                                                ==========    ==========    ==========   ==========

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

3. SHORT-TERM INVESTMENTS

      The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification:

                                                                  GROSS UNREALIZED
                                                                  ----------------
(IN THOUSANDS)                            COST     FAIR VALUE     GAIN        LOSS
--------------                            ----     ----------     ----        ----
DECEMBER 31, 2003
-----------------
U.S. agencies securities                 $7,306      $7,356       $ 50        $ --
                                         ======      ======       ====        ==

      Net proceeds from sales of investments for the nine months ended September 30, 2004 and 2003 were approximately $7.3 million and $68.8 million, respectively.

4. NOTES RECEIVABLE

      In June 2003, the Company entered into an amendment to a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note is payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note is collateralized by all products and proceeds of all other events staged by the promoter at the promoter's facility. We have not received any payments on the note which were to begin on January 1, 2004. After an assessment of the financial condition of the promoter and other considerations it was determined the note should be written-down to management's estimate of its net realizable value of $150,000 at December 31, 2003.

5.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at September 30, 2004 and December 31, 2003:

                                                      (IN THOUSANDS)
                                               SEPTEMBER 30,    DECEMBER 31,   USEFUL LIFE
                                                   2004            2003         (IN YEARS)
                                               -------------    ------------   ---------------------------------
      Engines                                       $     --        $  2,273   2
      Equipment                                          112           5,251   5-20
      Furniture and fixtures                              --             248   10
      Vehicles                                            --           2,377   5-7
      Other                                               --             154   5 (except leasehold improvements)
                                               -------------    ------------
      Total                                              112          10,303

      Less accumulated depreciation                      (42)         (5,318)
                                               -------------    ------------

      Property and equipment (net)                  $     70        $  4,985
                                               =============    ============

      Property and equipment were written down to their fair values as of December 31, 2003, pursuant to an Asset Purchase Agreement entered into with Open Wheel Racing Series, LLC. At September 30, 2004, the remaining assets relate to our subsidiary Raceworks, LLC. These items are currently idle and not currently in service.

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

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long-lived assets were substantially used in the sanctioning segment in the United States. The Company evaluates performance based on income (loss) before income taxes.

      Because we have ceased operations and intend to liquidate our remaining assets we no longer have race promotion activity. All significant activity during 2004 can be characterized as corporate activities.

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------
(in thousands)                              SANCTIONING   RACE PROMOTIONS    OTHER*     TOTAL
                                            -----------   ---------------    ------     -----
2003
----
Revenues                                        $12,502            $5,607     $ 61    $ 18,170
Interest income (net)                               246                --        2         248
Depreciation and amortization                       991                --        7         998
Segment income (loss) before income taxes       (26,845)           (7,566)       7     (34,404)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
(in thousands)                              SANCTIONING   RACE PROMOTIONS    OTHER*     TOTAL
                                            -----------   ---------------    ------     -----
2003
----
Revenues                                        $27,847           $10,628     $267    $ 38,742
Interest income (net)                             1,113                --        8       1,121
Depreciation and amortization                     2,798                --       44       2,842
Segment income (loss) before income taxes       (63,905)          (13,455)     113     (77,247)

* Segment is below quantitative thresholds for presentation as a reportable segment. These amounts are related to the Company's licensing royalties for 2003.

Reconciliations to consolidated financial statement totals are as follows:

      (in thousands)                                            DECEMBER 31,
                                                                    2003
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

7. COMMITMENTS AND CONTINGENCIES

      LITIGATION. On November 4, 2003, 88 Corp. filed suit against CART, Inc. in the United States Federal District Court for the Central District of California. 88 Corp., the promoter of the CART Champ Car World Series race at the California Speedway in Fontana, California, claimed that the race which was to be held on November 2, 2003 was canceled due to a "force majeure" and requested a judicial determination as to whether or not the organizational and rights fee of $2.5 million, previously paid by 88 Corp. to CART, minus reasonable expenses incurred by CART, should be refunded to 88 Corp. As a result of the bankruptcy of CART, this litigation was suspended. 88 Corp. has filed a proof of claim against CART in the bankruptcy court proceedings requesting repayment of the $2.5 million, imposition of a constructive trust, and such other relief as the bankruptcy court deems appropriate. CART has objected to the claim and has asserted against 88 Corp. a claim for wrongful termination of the sanction agreement as it relates to the 2003 and 2004 races in the amount of $5.2 million. These claims are currently pending in bankruptcy court and we are unable to make a determination as to the likelihood of an unfavorable outcome or estimate the amount or range of the recovery or loss and no amounts have been recorded in the financial statements.

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

      Operating results and cash flows of Raceworks were significantly lower than expected during the quarter ended September 30, 2003, which we considered to be an indication of impairment. Based on those results and other qualitative information, the future earnings forecasts were revised and the fair value determined. The Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

      The Company reviewed the carrying value of the long-lived assets of Raceworks at September 30, 2003, using estimated cash flows. The carrying values of the long-lived assets were considered impaired. In the absence of quoted market prices, the fair values of the long-lived assets were determined using estimates of amounts at which the assets could be sold to third parties in current transactions, less any sale costs. The Company recognized a non-cash asset impairment charge of $2,038,000 for the period ended September 30, 2003 to reduce the carrying value of the property and equipment of Raceworks.

      In December 2003, Raceworks' operations were discontinued and a wind-up of business is currently under way due to CART, Inc.'s filing bankruptcy and the subsequent sale of its assets to Open Wheel and CART, Inc.'s and Open Wheel's decision not to continue racing in Miami.

9. LONG TERM DEBT

      In July 2002, the Company guaranteed a $1.8 million commercial term loan in connection with the operations of Raceworks, LLC. The Company subsequently assumed this loan in conjunction with the acquisition of Raceworks, LLC. The principal on the loan was to be paid quarterly, commencing on October 31, 2003 and on the last day of each January, April, July and October thereafter, in the amount of $50,000 per quarter. Payments of $50,000 each were made in October 2003 and January 2004. On May 10, 2004, The Company entered into an assignment and release agreement that was for full and final settlement of any and all obligations related to the loan in exchange for a cash payment from the Company of the remaining principal balance of $1,700,000, which was paid in full on May 7, 2004.

10. DEFERRED TAXES

      SFAS No. 109 requires that net deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. At September 30, 2004, the Company had a deferred tax asset from U.S. net operating loss carryforwards of $30.5 million. This carryforward will expire in 20 years. Failure to achieve taxable income within the carryforward period would affect the ultimate realization of the net deferred tax asset. Due to the financial condition of the Company described in Note 1, management does not believe that the deferred tax assets will be realized. Therefore, the tax benefit for current year losses and net deferred tax assets recorded at September 30, 2004 have been reduced by a full valuation allowance. The tax benefit recorded for the nine months ended September 30, 2004 represents management's estimate for tax refunds expected to be received by the Company through the utilization of net operating loss carryback claims previously deemed not realizable.

11. CART, INC. BANKRUPTCY

CART, Inc. Bankruptcy:

      On December 16, 2003, CART, Inc., the Company's largest subsidiary that operated the Champ Car World Series, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court Southern District of Indiana (RE CART, Inc., Case No. 03-23385-FJO-11).

      In the Chapter 11 case, substantially all of the liabilities as of the filing date are subject to compromise. The following table sets forth a break down of these liabilities:

   Liabilities Subject to Compromise                    In thousands
                                          September 30, 2004   December 31, 2003
Accounts Payable                                      $1,900              $4,848
Accrued Payroll                                          274                  68
Other Accrued Payables                                    97                 710
                                                      ------              ------
Total liabilities subject to compromise               $2,271              $5,626
                                                      ======              ======

      Liabilities subject to compromise have been reduced from December 31, 2003 due to the following:

      In January 2004, the bankruptcy court approved payments related to pre-petition employee expense reimbursements and health benefits in the amount of $28,327.

      On February 13, 2004, the assets of CART, Inc, the common stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., were sold to Open Wheel for total cash consideration of $3.3 million less cash sold of $221,000. The agreement also included Open Wheel assuming $1.4 million in 2003 prize money to teams who were not affiliated with Open Wheel and forgiveness of $1.3 million in prize money due principals of Open Wheel; all of the 2003 prize money was an obligation of CART, Inc., and included in liabilities subject to compromise at December 31, 2003. In addition, Open Wheel assumed certain promoter, sponsor and other contracts. Prior to finalizing the sale, CART, Inc. paid pre-petition payables in the amount of $492,000 related to the contracts assumed by Open Wheel. The sale agreement was pursuant to an order of the bankruptcy court at a hearing held on January 28, 2004. Other contracts assumed by Open Wheel and settlements entered into in the first quarter of 2004, reduced liabilities subject to compromise by $162,000 and $180,000 respectively. The reduction was offset by an increase in accrued payroll of $207,000 related to terminated employment contracts.

      A substantial dollar amount of claims were filed that are not included in CART, Inc.'s liabilities as of September 30, 2004. The total amount of claims filed by potential creditors and debtor scheduled amounts with the bankruptcy court totaled $12.2 million, excluding the inter-company liability to CART, Inc's parent company, Championship Auto Racing Teams, Inc. of $61.5 million. The total claims exceed the liabilities recorded on CART's balance sheet because the total claims represent not only accounts payable to each potential creditor but also claims for future payments, disputed amounts owed to creditors, and potential damages for contractual breaches. The following table sets forth claims filed by potential creditors that are not included in CART, Inc.'s liabilities as of September 30, 2004:

    Claims Not included in Liabilities at September 30, 2004:            In thousands
88-Corporation-cancellation by promoter of Fontana race                        $2,500
Brands Hatch Circuits, Ltd.-termination of race promotion agreement             1,150
S.R. Holdings  - concession contract for Raceworks, Inc.                        1,000
Employment related contracts                                                      500
IMG Motorsports-Cleveland, Inc.-Cleveland race promotion                          438
Stars of Tomorrow-Promotion agreement                                             325
Other Claims                                                                      500
                                                                               ------

Total                                                                          $6,413
                                                                               ======

      Championship Auto Racing Teams, Inc. the parent company of CART, Inc., has entered into an agreement whereby it will subordinate its claim for the inter-company liability to the other creditors in exchange for the agreement of the unsecured creditors of CART releasing the Company from all claims that could be asserted against the Company.

      CART, Inc. continues to operate as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On August 3, 2004 CART, Inc. filed CART's Amended Chapter 11 Plan (the "Plan") and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART, Inc. (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART, Inc.'s creditors. The Disclosure Statement was approved as containing adequate information by the Bankruptcy Court on August 3, 2004. The hearing on the confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11
U.S.C. Sections 1129(a) And (b) And Fed. R. Bankr. P. 3020 Confirming CART's Amended Chapter 11 Plan.

      An initial distribution of $307,000 was made to CART, Inc.'s creditors on October 8, 2004 according to the confirmed Plan.

      The following reflects unaudited balance sheet, statement of operations and statement of cash flows information as of and for the three and nine months period ended September 30, 2004 for CART, Inc.:

                                   CART, INC.
                              DEBTOR IN POSSESSION
                            CONDENSED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             SEPTEMBER 30, 2004
                                                             ------------------
ASSETS
Current Assets:
       Cash and Cash Equivalents                                        $ 3,732
       Accounts Receivable (net of allowance of $1,620)                     598
       Note Receivable                                                      150
       Prepaid Expenses                                                       2
                                                             ------------------
Total Current Assets                                                      4,482
Total Assets                                                            $ 4,482
                                                             ==================

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities:
         Accounts Payable                                               $    --
         Payroll                                                             --
         Other                                                               76
                                                             ------------------
Liabilities of CART, Inc. subject to compromise                           2,271
Total Current Liabilities                                                 2,347
Inter-company Payable-Championship Auto Racing Teams, Inc.               61,564
                                                             ------------------
Total Liabilities                                                       $63,911

Stockholder's Deficiency:
Common Stock                                                                102
Additional Paid In Capital                                               15,975
Accumulated Deficit                                                     (75,506)
                                                             ------------------
Total Stockholder's Deficiency                                          (59,429)
                                                             ------------------
Total Liabilities and Stockholder's Deficiency                          $ 4,482
                                                             ==================

                                   CART, INC.
                              DEBTOR IN POSSESSION
                       CONDENSED STATEMENT OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                       Three Months Ended      Nine Months Ended
                                           September 30,         September 30,
                                           ------------          ------------
REVENUES:
Other revenue                              $         63          $        148
                                           ------------          ------------
Total revenues                                       63                   148

EXPENSES:
Administrative and indirect expenses                 51                 1,561
                                           ------------          ------------
OPERATING INCOME (LOSS)                              12                (1,413)
Interest income                                      14                     7
                                           ------------          ------------
NET INCOME (LOSS)                          $         26          $     (1,406)
                                           ============          ============

                                   CART, INC.
                            STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                             (Dollars in Thousands)

                                                                       Unaudited
                                                                       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                         $  (1,406)
      Changes in asset and liabilities that provided (used) cash:
              Accounts and notes receivable                                  727
              Prepaid expenses and other assets                              347
              Accounts payable                                              (494)
              Accrued liabilities                                           (257)
                                                                       ---------
Net cash used in operating activities                                     (1,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                         3,260
                                                                       ---------
Net cash provided by investing activities                                  3,260

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of Inter-company payables                                   (425)
                                                                       ---------
Net cash used in financing activities                                       (425)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,752
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,980
                                                                       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   3,732
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

Litigation

      We are involved in litigation as a part of our normal course of business and as a result of CART, Inc.'s bankruptcy filing. Our litigation proceedings are included in our most recent Form 10-K, Item 3: Legal Proceedings and updated, as needed, in Part II-Other Information, Item 1: Legal Proceedings in this and subsequent Form 10-Qs. When a complaint is filed by or against us that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and reasonably estimable, we record the expense. When we are the party filing the claim, we do not record gain coningency until any damages from the claim are assured.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2004

      We plan to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company's affairs as soon as practicable.

      In 2004, the only revenues the Company expects to receive are from sanctioning revenues paid to us by Open Wheel for sanctioning their races for the 2004 season, miscellaneous revenue and interest income from our remaining cash and short-term investments. Sanctioning fees are $12,500 per domestic race. As of September 30, 2004, Open Wheel had run eight sanctioned domestic races.

      Expenses will be incurred to complete the wind up of the Company. Wind up expenses will be incurred for salaries and benefits, severance and related expenses, office, legal, accounting and public company expenses. CART, Inc. will also incur expenses related to setting up a liquidation trust and expenses of a liquidation trustee as well as other expenses related to its Chapter 11 Bankruptcy filing.

      Total revenues were $63,000 for the three months ended September 30, 2004, related to sanction fees.

      Total expenses were $408,000 for the three months ended September 30, 2004. Expenses consisted of legal and consulting fees of $200,000, salaries, employee and related expenses of $219,000 and other office and miscellaneous expenses and credits.

      Interest income from cash and short term investments for three months ended September 30, 2004 was $54,000.

      Deferred tax assets recorded during the three month ended September 30, 2004, were completely reserved against, as management does not believe they will be realized, therefore, no tax expense or benefit was recorded. Net loss was $291,000.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2004

      Total revenues were $167,000 for the nine months ended September 30, 2004, related to sanction fees of $100,000, equipment rental of $12,000 and other miscellaneous revenues of $55,000.

      Total expenses were $3.2 million for the nine months ended September 30, 2004. Administrative expenses consisted of normal operating expenses through, February 13, 2004, the date the "Asset Purchase Agreement" was finalized. Expenses consisted of legal and consulting fees of $1.9 million, salaries, employee and severance related expenses of $1.4 million, offices expenses of $135,000 and other miscellaneous expenses and credits.

      Interest income and realized gains on investments were $113,000 and $13,000 respectively for the nine months ended September 30, 2004.

      Net loss before income taxes was $2.9 million. An income tax benefit of $877,000 was recognized during the nine months ended September 30, 2004, representing management's estimate for tax refunds expected to be received by the Company through the utilization of net operating loss carryback claims previously deemed not realizable. Net operating loss for the nine months ended September 30, 2004 was $2.0 million.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2003

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

      ADMINISTRATIVE AND INDIRECT EXPENSES. Administrative and indirect expenses included all operating costs not directly incurred for a specific event, including:

      -     administration
      -     marketing and advertising
      -     sponsorship sales and service
      -     public relations

      For the three months ended September 30, 2003, revenues were $18.2 million. Sanction fees were $7.8 million and were attributable to the races in Toronto and Vancouver, Canada for $4.0 million, Montreal, Canada for $2.4 million, Elkhart Lake, WI $900,000 and Denver, CO $500,000. Sponsorship revenue and engine lease revenue are recognized on a pro-rata basis and was $2.6 million and $475,000, respectively, in the third quarter. Race promotion revenue was $5.6 million. Television revenue for the races held in the quarter was $831,000 and miscellaneous revenue was $803,000.

      Expenses for the three months ended September 30, 2003 were $53.1 million. Race distributions for the third quarter were $21.1 million, which consisted of $6.4 million in purse and prize money and $14.7 million in team support and assistance. Race operations and race promotion expenses were $2.6 million and $9.9 million, respectively, for the quarter. Television expense was $6.5 million, administrative and indirect expenses were $6.1 million, litigation expense was $1.3 million, asset impairment charges were $3.3 million, merger strategic charges were $1.4 million and depreciation and amortization was $1.0 million for the three months ended September 30, 2003.

      Operating loss for the quarter ended September 30, 2003 was $34.9 million. Interest income and realized gains on investment was $248,000 and $248,000 respectively. Loss before income taxes was $34.4 million. No income tax expense or benefit was recorded during the quarter. Due to the financial condition of the Company management did not believe that deferred tax assets would be realized. A net loss of $34.4 million resulted due to the items discussed above for the three months ended September 30, 2003.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2003

      For the nine months ended September 30, 2003, revenues were $38.7 million. Sanction fees were $16.1 million and were attributable to the races in St. Petersburg, Florida, $500,000, Monterrey, Mexico $2.5, Long Beach, CA $2.5 million, Milwaukee, WI and Monterrey, CA for $1.4 million each, Toronto and Vancouver, Canada for $4.0 million, Montreal, Canada for $2.4 million, Elkhart Lake, WI $900,000 and Denver, CO $500,000. Sponsorship revenue and engine lease revenue are recognized on a pro-rata basis and was $6.6 million and $1.4 million, respectively in the quarter. Television revenue for the races held during the nine months ended September 30, 2003 was $1.7 million and miscellaneous revenue was $2.2 million.

      Expenses for the nine months ended September 30, 2003 were $117.4 million. Race distributions for the quarter were $49.7 million which consisted of $12.3 million in purse and prize money and $37.4 million in team support and assistance. Race operations and race promotion expenses were $6.5 million and $20.8 million respectively for the quarter. Television expense was $13.9 million, administrative and indirect expenses were $16.3 million, litigation expense was $2.7 million, merger and strategic charges was $1.4 million, asset impairment charges were $3.3 million and depreciation and amortization was $2.8 million for the nine months ended September 30, 2003.

      Operating loss for the nine months ended September 30, 2003 was $78.7 million. Realized gain on investments for the quarter was $332,000 and interest income was $1.1 million. Income tax expense of $660,000 was recognized for the nine months ended September 30, 2003. A net loss of $77.9 million resulted due to the items discussed above for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      We currently intend to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company's affairs. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time but will consider this option when the liquidation and bankruptcy of our subsidiary, CART, Inc., is complete. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries, severance and related costs, legal and accounting fees, as well as payments to a liquidation trustee. While we cannot currently make a precise estimate of the expenses, we believe a significant portion of our current cash may be required to pay the above expenditures.

      Since our inception, we have funded our operations and capital expenditures from the proceeds of our public offerings and our cash reserves generated from operations. At September 30, 2004, we had $8.0 million in working capital, and our primary source of liquidity was $8.6 million in cash and cash equivalents. Our cash balance on September 30, 2004 was $8.6 million, a net increase of $5.4 million from December 31, 2003. This increase was primarily the result of net cash provided by the sale of certain CART, Inc. assets to Open Wheel of $3.0 million and the sale of investments of $7.3 million, partially offset by net cash used in operating activities of $3.2 million and repayment of the Raceworks, LLC note payable of $1.7 million.

      Our short term investment balance on September 30, 2004 was $0, a net decrease of $7.3 million from December 31, 2003. This decrease was primarily due to funding our operations during the nine months ended September 30, 2004 and the conversion of short term investments into cash and cash equivalents.

      In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires on October 31, 2010. The total amount due through the life of the lease as of September 30, 2004 is $1.9 million. We have sublet this office space to Open Wheel, and retain office space for our use, at no cost. However, we remain liable on the lease.

                                                        Payments due by Period
                                                        ----------------------
                                                   Less Than      1-3         4-5       After 5
Contractual Obligations                  Total       1 Year      Years       Years       Years
                                      ----------    --------    --------    --------    --------
Operating Leases*                     $1,879,537    $308,965    $617,930    $617,930    $334,712
                                      ----------    --------    --------    --------    --------
Total Contractual Cash Obligations    $1,879,537    $308,965    $617,930    $617,930    $334,712
                                      ==========    ========    ========    ========    ========

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At September 30, 2004, our cash equivalents consisted of money market funds. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 4: CONTROLS AND PROCEDURES

      (a) As of September 30, 2004 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. We are in the process of winding up the affairs of the Company. We currently have two employees, the Chief Executive Officer and Chief Financial Officer, and we also use temporary accounting help in winding up the Company's affairs. Subsequently, we have had a reduction in our accounting staff. We have reviewed and revised our internal controls due to the reduction in staff and change in operations and believe we have effective internal controls and proper approval and authorization processes in place.

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

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                  31.1 Form 10-Q Certification by Christopher R. Pook, Chief Executive Officer dated as of November 15, 2004.

                  31.2 Form 10-Q Certification by Thomas L. Carter, Chief Financial Officer dated as of November 15, 2004.

                  32.1 Section 906 Certification by Christopher R. Pook, Chief Executive Officer dated as of November 15, 2004.

                  32.2 Section 906 Certification by Thomas L. Carter, Chief Financial Officer dated as of November 15, 2004.

            (b) Reports on Form 8-K.

                  1) On September 29, 2004, Championship Auto Racing Teams, Inc. issued a press release announcing that it has filed its 10-Q for the three-month period ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHAMPIONSHIP AUTO RACING TEAMS, INC.


Date:  November 15, 2004                  By:   /s/  Thomas L. Carter
      -------------------                       --------------------------------
                                                Thomas L. Carter
                                                Chief Financial Officer