Form 10-K
period 2004-12-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2005-04-15
CIK 1051825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K
[X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

On March 30, 2005 the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $1,770,660 based on the last sales price on the Pink Sheets Market of $0.15 per share.

At March 30, 2004, the Registrant had 14,718,134 shares of common stock outstanding.

                           FORM 10-K TABLE OF CONTENTS

Part I
    Item 1:   BUSINESS.............................................................................................    1
    Item 2:   PROPERTIES...........................................................................................    2
    Item 3:   LEGAL PROCEEDINGS....................................................................................    3
    Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................    5

Part II
    Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................    6
    Item 6:   SELECTED CONSOLIDATED FINANCIAL DATA.................................................................    8
    Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................   11
    Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................   18
    Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................   19
    Item 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   19
    Item 9A:  CONTROLS AND PROCEDURES..............................................................................   19

Part III
    Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................   20
    Item 11:  EXECUTIVE COMPENSATION...............................................................................   20
    Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT......................................   23
    Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................   24
    Item 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES...............................................................   25

Part IV
    Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................................   26

SIGNATURES

EXHIBITS

                                     PART I

This Annual Report on Form 10-K contains forward-looking statement within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statement that indicate what we "believe," "expect" and "anticipate" or similar expressions. These statement involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or our achievement to differ materially from those expressed or implied by such forward-looking statement. Such factors include, among others, the information contained under the captions Part I, Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors that May Affect Future Results" in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. We undertake no obligation to publicly release the results of any revisions of these forward-looking statements. You are strongly urged to read the information set forth under the captions Part I, Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these significant risks and uncertainties.

ITEM 1: BUSINESS

INTRODUCTION

      Championship Auto Racing Teams, Inc. (the Company), through CART, Inc. its then wholly-owned subsidiary, owned, operated and sanctioned through the 2003 season, the open-wheel motorsports series known in 2003 as the Bridgestone Presents the Champ Car World Series Powered By Ford. CART, Inc. was responsible for organizing, marketing and staging each of the races in the Champ Car World Series.

      In February 2004, we completed the sale of substantially all of our operating assets to Open Wheel Racing Series, LLC., now Champ Car World Series, LLC., (Open Wheel), most of our employees resigned and accepted employment with OPEN WHEEL and we ceased operations. We cannot list here all the risks and uncertainties that could cause our actual future financial results to differ materially from our present expectations or projections regarding the estimated distribution to shareholders, but we can identify many of them. These are set forth in "Factors That May Affect Future Results."

      On December 15, 2003, we announced that we had entered into an Asset Purchase Agreement (the "Agreement") with OPEN WHEEL. The Agreement allowed OPEN WHEEL to purchase the assets of CART, Inc. needed to operate the Champ Car World Series and the stock of Pro-Motion Agency, Inc., our subsidiary that operates the Toyota Atlantics series. In addition, OPEN WHEEL assumed from us and CART, Inc. the rights and obligations under certain promoter, sponsor and other contracts. OPEN WHEEL indicated that it intended to continue to operate the Champ Car World Series and the Toyota Atlantic series. The total consideration that would be paid under the agreement was $3.0 million less $1.5 million in 2003 prize money to teams who were not affiliated with OPEN WHEEL; which was an obligation of CART, Inc. that was assumed by OPEN WHEEL.

      On December 16, 2003, CART, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Section in the United States Bankruptcy Court Southern District of Indiana (In.re CART, Inc., Case No. 03-23385-FJO-11).

      An Amendment by Interlineation (the "Amendment") with respect to the Agreement was entered into on January 15, 2004 to reflect the change in consideration and the assumption of certain claims.

      Pursuant to a January 28, 2004, court order, on February 13, 2004, most of the assets of CART, Inc., the stock of Promotion Agency, LTD., a wholly-owned subsidiary of the Company, and CART Licensed Products, Inc., a wholly owned subsidiary of CART, Inc., were sold to OPEN WHEEL for total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of OPEN WHEEL for the 2003 race season, forgiveness of $1.3 million in prize money due teams affiliated with the principals of OPEN WHEEL and the assumption of certain promoter, sponsor and other contracts.

            CART, Inc. operated as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On August 3, 2004, CART, Inc. filed CART's Amended Chapter 11 Plan (the "Plan") and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART, Inc. (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART, Inc.'s creditors. The Disclosure Statement was approved as containing adequate information by the Bankruptcy Court on August 3, 2004. The hearing on the confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11 U.S.C. Sections 1129(a) And (b) And Fed. R. Bankr. P. 3020 Confirming CART's Amended Chapter 11 Plan.

      Pursuant to the Plan on November 23, 2004, all remaining CART, Inc., assets and liabilities were transferred to the CART Liquidation Trust to be held, pending allowance or disallowance of disputed claims, and distributed to holders of allowed claims.

      We currently intend to liquidate our remaining assets, pay off our remaining liabilities, and complete the process of liquidation and winding up the Company's affairs as soon as practicable. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time, but will consider this option when the liquidation and bankruptcy of our former subsidiary, CART, Inc., is complete and after approval by our shareholders. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries, severance and related costs, legal and accounting fees, as well as payments to a liquidation trustee. While we cannot currently make a precise estimate of the expenses, we believe that a significant portion of our current cash may be required to pay the above expenditures.

EMPLOYEES

      As of March 31, 2005, we had two employees. In connection with our intention to dissolve the Company in the future, we have retained these employees for the purpose of executing the dissolution process, including winding down the Company and Raceworks, LLC, a wholly owned subsidiary.

ITEM 2: PROPERTIES

      We have sublet our office space in Indianapolis, Indiana (approximately 64,000 square feet) to OPEN WHEEL on terms that are substantially the same as our current lease. Annual lease payments under the obligation are $308,965. Similarly, annual charges to OPEN WHEEL under the sublease are $308,965. We remain liable on such lease, which has future lease payments as of March 31, 2005 of $1.7 million, and expires in October 31, 2010. We have retained office space in this building, at no cost to us, for administrative purposes to execute our plan to liquidate and dissolve our business.

ITEM 3: LEGAL PROCEEDINGS

      On December 16, 2003, CART, Inc., the Company's wholly owned subsidiary, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of Indiana, Indianapolis Division

Pursuant to a January 28, 2004, court order, on February 13, 2004, most of the assets of CART, Inc., the stock of Promotion Agency, LTD., a wholly-owned subsidiary of the Company, and CART Licensed Products, Inc., a wholly owned subsidiary of CART, Inc., were sold to OPEN WHEEL for total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of OPEN WHEEL for the 2003 race season, forgiveness of $1.3 million in prize money due teams affiliated with the principals of OPEN WHEEL and the assumption of certain promoter, sponsor and other contracts.

      CART, Inc. operated as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On August 3, 2004 CART, Inc. filed CART's Amended Chapter 11 Plan (the "Plan") and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART, Inc. (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART, Inc.'s creditors. The Disclosure Statement was approved as containing adequate information by the Bankruptcy Court on August 3, 2004. The hearing on the confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11 U.S.C. Sections 1129(a) And (b) And Fed. R. Bankr. P. 3020 Confirming CART's Amended Chapter 11 Plan.

      Pursuant to the Plan on November 18, 2004, the Company cancelled its 50 shares of stock in CART for no consideration and all remaining CART, assets and liabilities were transferred to the CART Liquidation Trust to be held, pending allowance or disallowance of disputed claims, and distributed to holders of allowed claims.

      Based upon filings by creditors of CART, Inc., there are and may be additional claims by creditors against CART, Inc. which have or may result in litigation against CART, Inc. in Bankruptcy Court. The Company is currently unable to determine the outcome of these disputed claims and or litigation and whether or not any of these disputed claims and or litigation will ultimately result in litigation involving the Company.

      On November 4, 2003, 88 Corp. filed suit against CART in the United States Federal District Court for the Central District of California. 88 Corp., the promoter of the CART CHAMP CAR race at the California Speedway in Fontana, California, claimed that the race which was to be held on November 2, 2003 was cancelled due to a "force majeure" and requested a judicial determination as to whether or not the organizational and rights fee of $2.5 million, previously paid by 88 Corp. to CART, minus reasonable expenses incurred by CART, should be refunded to 88 Corp. As a result of the bankruptcy of CART, this litigation was suspended. 88 Corp. has filed a proof of claim against CART in the bankruptcy court proceedings requesting repayment of the $2.5 million, imposition of a constructive trust, and such other relief as the bankruptcy court deems appropriate. CART has objected to the claim and has asserted against 88 Corp. a claim for wrongful termination of the sanction agreement as it relates to the 2003 and 2004 races in the amount of $5.2 million. At the time CART stock was cancelled and its assets and liabilities were placed in the CART Liquidating Trust the Company we were unable to make a determination as to the likelihood of an unfavorable outcome or estimate the amount or range of the recovery or loss. CART Liquidating Trust ("CLT") has entered into a settlement agreement with 88 Corp. in which CLT agreed to pay 88 Corp. $1.5 million and assign its interest, if any, in a potential claim against Open Wheel. The settlement is subject to approval by that bankruptcy court, which has not as yet been secured.

      On December 12, 2003, S. R. Holdings Co., filed an action against the Company and Raceworks, LLC, its wholly owned limited liability company, for an alleged breach of contract to provide concession services at the Champ Car World Series race held in Miami, Florida in 2003 and in future years. The case was filed in the Circuit Court of Miami, Dade County, Florida. The Company filed an answer denying all allegations. Raceworks filed an answer denying all allegations and asserted a counterclaim for breach of the agreement by S.R. Holdings for failure to make a minimum payment to Raceworks. During 2004, the Company and S.R. Holdings reached a settlement for all claims for a payment by the Company of $24,000 which was recorded in administrative expenses.

      On March 30, 2004 Engels (No. 1) f/k/a/ Silverstone Motorsport Limited f/k/a Brands Hatch Circuits, Limited ("Brands Hatch") filed a proof of claim (the "Brands Hatch Proof of Claim") in CART's chapter 11 case asserting a claim in the amount of $1,150,720. The Brands Hatch Proof of Claim arose out of an Official Race Agreement (the "Agreement") executed by CART and Brands Hatch on or around March 30, 2004. On July 30, 2004, CART objected to the Brands Hatch Proof of Claim and asserted counterclaims, commencing an adversary case captioned as CART, Inc. v. Silverstone Motorsport Limited, No. 04-00440 (the "Adversary Proceeding"). On or around January 26, 2005, CART and Brands Hatch executed a Settlement Agreement disposing of the Adversary Proceeding and the Brands Hatch Proof of Claim and releasing both CART and Brands Hatch from all claims arising out of the Agreement, the Brands Hatch Proof of Claim and the Adversary Proceeding. Pursuant to the Settlement Agreement, the Brands Hatch Proof of Claim was allowed in the amount of $115,000.000.

      On August 5, 2004 the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1,500,000 in July 2002 which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy by filing under Chapter 11 of the Bankruptcy Code. The Company has not filed an answer at this point and is unable to make a determination as to the likelihood of an unfavorable outcome. The range of the possible loss is up to $1,500,000.

      The Company is party to several lawsuits. Management cannot predict the outcome of the litigation, and is unable to estimate the impact that ultimate resolution of these matters may have on the Company's financial position or results of operations.

      We may become involved in other litigation not specifically identified above.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our common stock was traded on The New York Stock Exchange under the trading symbol "MPH" until October 15, 2003. From October 16, 2003 to the present, our common stock has been trading on the over-the-counter bulletin board under the ticker symbol "CPNT.PK." As of March 30, 2005, we had 14,718,134 shares of common stock outstanding and approximately 568 holders of record of our common stock.

            In the following table, we have provided the high and low sales price for our common stock, as reported by the NYSE for each calendar quarter of 2003 through October 15, 2003. From October 16, 2003 through the end of the fourth quarter of 2004, the following table shows the high and low sales prices of our common stock as reported on the over-the-counter bulletin board.

Quarter Ended                                High     Low
-----------------------------------------   -----   ------
2004
First Quarter                               $0.16   $0.095
Second Quarter                               0.13     0.02
Third Quarter                                0.04     0.01
Fourth Quarter                               0.15     0.01

2003
First Quarter                               $4.13   $ 2.72
Second Quarter                               3.95     2.40
Third Quarter                                2.57     0.58
Fourth Quarter (through October 15, 2003)    0.62     0.53
Fourth Quarter (from October 16, 2003)       0.56     0.09

      We have not declared or paid any dividends on our common stock to date.

      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2004. Descriptions of the plans are included in Note 13 of our consolidated financial statements. Each of these plans have been previously approved by the Company's stockholders.

                                                         (A)                             (B)
                                          Number of Securities to be issued Weighted-average exercise price
                                            upon exercise of outstanding        of outstanding options,
               Plan Category                 options, warrants, rights             warrants, rights
----------------------------------------- --------------------------------- -------------------------------
Equity compensation plans approved by
security holders:

(1)  1997 Employee and Director Stock
Option Plans                                             7,500                           $25.00

(2)  1997 Director Stock Option Plan
                                                         none                             none

(2)  2001 Long-Term Stock Incentive Plan
                                                       802,500                           $11.74

Equity compensation plans not approved by
security holders
                                                         none                        not applicable
                                                         ----                        --------------
      Total                                            810,000                           $11.86
                                                       =======                           ======

                                            Number of securities remaining
                                             available for future issuance
                                          (excluding securities reflected in
               Plan Category                          column (A))
----------------------------------------- ----------------------------------
Equity compensation plans approved by
security holders:

(1)  1997 Employee and Director Stock
Option Plans                                             none*

(2)  1997 Director Stock Option Plan
                                                         none*

(2)  2001 Long-Term Stock Incentive Plan
                                                       697,500

Equity compensation plans not approved by
security holders
                                                    not applicable
                                                    --------------
      Total                                            697,500
                                                       =======

----------
* No further options will be granted under either the 1997 Stock Option Plan or the 1997 Director Stock Option Plan.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data, as of and for each of the five years in the period ended December 31, 2004, are derived from our audited consolidated financial statements. The selected consolidated financial data below should be read in combination with our consolidated financial statements and related notes contained elsewhere in this document and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEARS END  ED DECEMBER   31,
                                                         --------------------------------------------------------
                                                         2004 (6)       2003        2002         2001       2000
                                                         --------    ---------    --------     -------    -------
                                                                  (IN THOUSANDS, EXCEPT PERSHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Sanction fees                                          $     --    $  24,720    $ 36,607     $47,226    $38,902
  Sponsorship revenue                                          --        7,777      10,150      12,314     21,063
  Television revenue                                           --        1,889       4,538       5,228      5,501
  Race promotion revenue                                       --       10,772       1,417          --         --
  Engine leases, rebuilds and wheel sales                      --        1,900          --       1,286      2,122
  Other revenue                                               171        2,638       4,533       4,209      7,460
                                                         --------    ---------    --------     -------    -------
            Total revenues                                    171       49,696      57,245      70,263     75,048
Expenses:
  Race distributions (1)                                       --       60,850      19,797      18,599     15,370
  Race expenses                                                --        8,059      10,823      10,618      9,869
  Race promotion expense                                       --       20,844       9,687          --         --
  Costs of engine rebuilds and wheel sales                     --           --          --         348        652
  Television expense                                           --       14,941      10,975          --         --
  Administrative expenses (2)                               3,666       20,567      27,756      35,605     25,275
  Merger charges                                               --        1,953          --          --         --
  Bad debt (3)                                              2,088           --          --          --      6,320
  Litigation expense (4)                                       --        2,660          --       3,547         --
  Relocation expense                                           --           --       1,422          --         --
  Asset impairment and strategic charges (5)                   --        9,580          --       8,548         --
  Depreciation and amortization                                --        3,841       1,436       1,493      1,352
                                                         --------    ---------    --------     -------    -------
            Total expenses                                  5,754      143,295      81,896      78,758     58,838
                                                         --------    ---------    --------     -------    -------
Operating income (loss)                                    (5,583)     (93,599)    (24,651)     (8,495)    16,210
Realized gain (loss) on sale of investments                    13          400          26          --         --
Interest income                                               140        1,274       3,762       7,033      7,463
                                                         --------    ---------    --------     -------    -------
Income (loss) before income taxes                          (5,430)     (91,925)    (20,863)     (1,462)    23,673
Income tax (expense) benefit                                  877         (427)      7,302         512     (8,520)
                                                         --------    ---------    --------     -------    -------
Income (loss) before effect of accounting change           (4,553)     (92,352)    (13,561)       (950)    15,153
Cumulative effect of accounting change  (7)                    --           --        (956)         --         --
                                                         --------    ---------    --------     -------    -------
Net income (loss)                                        $ (4,553)   $ (92,352)   $(14,517)    $  (950)   $15,153
                                                         ========    =========    ========     =======    =======
Net income (loss) per share before cumulative effect of
   accounting change:
            Basic and diluted                            $  (0.31)   $   (6.27)   $  (0.92)    $ (0.06)   $  0.97
                                                         ========    =========    ========     =======    =======

Net income (loss) per share:
            Basic and diluted                            $  (0.31)   $   (6.27)   $  (0.99)    $ (0.06)   $  0.97
                                                         ========    =========    ========     =======    =======

Weighted average shares outstanding:
            Basic                                          14,718       14,718      14,718      15,289     15,624
                                                         ========    =========    ========     =======    =======
            Diluted                                        14,718       14,718      14,738      15,289     15,657
                                                         ========    =========    ========     =======    =======

                                                                         AS OF DECEMBER 31,
                                                         --------------------------------------------------
                                                           2004       2003      2002       2001      2000
                                                         --------  ---------  --------   --------  --------
                                                                      (In Thousands)
BALANCE SHEET DATA:
 Cash and cash equivalents                               $  5,459  $   3,211  $  6,773   $ 27,765  $ 19,504
 Short-term investments                                        --      7,356    79,489     87,621    98,206
 Working capital                                            5,518      4,838    92,288    111,604   119,953
 Total assets                                               5,723     20,045   114,451    132,941   144,101
  Long-term debt (including
   current portion)                                            --      1,750        --         --        --
 Total stockholders' equity                              $  5,518  $  10,121  $103,018   $117,936  $133,894

(1) Distributions for the year ended December 31, 2003, include team assistance, entry support and participation payments. Distributions for the years ended December 31, 2002 and 2001 include reimbursement of overseas travel expenses to race teams.

(2) Administrative expenses for the year ended 2004 related to liquidation and settlements of the Company. The years ended December 31, 2001 and 2000 include severance payments to former employees of $4,329 and $2,758, respectively.

(3) Bad debt expense relates to the subordinated receivable from CART Liquidating Trust ("CLT") in 2004 and a charge associated with our sponsorship agreement with ISL Marketing AG in 2000.

(4) Litigation expense for the year ended December 31, 2003, relates to the settlements attributable to an arbitration settlement of $1.75 million paid in August 2003 to Engine Developments Ltd. in a breach of contract case over a contract to purchase engines, a settlement of $400 in a breach of contract suit filed by two former team owners, DellaPenna Motorsports and Precision Preparation, Inc., settlement of contract disputes with ESPN television of $250 over the canceled Texas Motor Speedway race, an arbitration award to Action Performance Companies, Inc. of $900 in a breach of contract case in regard to a licensed merchandise contract, and settlement of $500 for an early termination of a sanction agreement with IMSA in regard to a race in Miami, Florida. The expenses were partially offset by receipt of $1.0 million from proceeds received from a bankruptcy settlement regarding claims filed against EuroSpeedway Lausitz for loss of sanction fees and other damages that occurred when the 2002 event was canceled as a result of the bankruptcy of the promoter. Litigation expense for the year ended December 31, 2003 relates to a settlement with Texas Motor Speedway ("TMS") for the postponement of a race at TMS during 2001.

(5) Asset impairment charges for the year ended December 31, 2003, relates to the write down of certain long lived assets in connection with the Asset Purchase Agreement entered into with OPEN WHEEL in December of 2003 and the write down of intangible assets and long lived assets in connection with Raceworks, LLC our subsidiary that operated the race in Miami, Florida. The asset impairment charges for the year ended December 31, 2001 relate to the discontinuance of operations of the Dayton Indy Lights Championship effective at the conclusion of the 2001 race season.

(6) During 2004, the Company was in the process of liquidation and had no operations. Certain operating assets of CART and stock of CLP and Pro-Motion Agency, Ltd. were sold on February 13, 2004 (See Note 1 to the consolidated financial statements). The stock in CART was cancelled on November 23, 2004. (See Notes 1 and 18 to the consolidated financial statements).

(7) On January 1, 2002, upon adoption of SFAS No. 142, "Goodwill and Intangible Assets", the Company determined its goodwill was impaired which resulted in a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill.

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

      Significant accounting estimates include accounting for allowance for doubtful accounts receivable, impairment of tangible and intangible assets, income taxes and related valuation allowance and certain contingent liabilities.

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

      Our estimates of deferred tax assets and liabilities and their related valuation allowances and the significant items giving rise to deferred tax assets and liabilities reflect our assessment of actual future taxes to be paid or tax refunds to be received. Actual income taxes could vary significantly from these estimates due to adjustments resulting from final review of our tax returns by taxing authorities. We have fully reserved our deferred tax assets as of December 31, 2004 because management believes it is more likely than not that those assets will not be realized.

      Our estimates of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation. We are involved in litigation as a part of our normal course of business (refer to Item 3: Legal Proceedings). When a complaint is filed by or against the Company, we consider the complaint for disclosure in our financial statements.

When a claim against us is probable and estimable, we record the expense. When we are the party filing the claim, we do not record a gain contingency until a settlement for the claim for damages is received.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

      We plan to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company's affairs as soon as practicable.

      In 2004, the only revenues the Company received were from sanction fees paid to us by OPEN WHEEL and other miscellaneous revenues. We sanctioned eight of Champ Car domestic races and received $12,500 in sanction fees for each race for a total of $100,000.

      Total revenues were $171,000 for the year ended December 31, 2004 related to sanction fees and other miscellaneous revenues.

      Expenses were incurred to complete the wind up of the Company; wind up expenses were incurred for salaries and benefits, severance and related expense, office, legal, accounting and public company expenses. In addition, CART, Inc., incurred expenses related to the administration of the bankruptcy for legal, accounting and trustee fees.

      Administrative expenses were $3.7 million for the year ended December 31, 2004. Administrative expenses included normal operating expenses through February 13, 2004, the date the Open Wheel Asset Purchase Agreement was finalized. Expenses consisted of legal and consulting fees of $2.0 million, salaries, employee and severance expenses of $1.4 million, insurance of $533,000 and other miscellaneous expenses and credits.

      Bad debt expense was $2.1 million and related to the Company's subordinated receivable claim from CLT, a bankruptcy trust for its former subsidiary CART, Inc. Pursuant to the bankruptcy Plan approved by the Court, on November 18, 2004, CART's assets and liabilities were transferred to a liquidating trust to be held and distributed to holders of allowed claims. The Company's claim is subordinated to all other unsecured claims. At December 31, 2004, the collectibility of this receivable is doubtful, and has been fully reserved.

      Interest income and realized gain on investments were $140,000 and $13,000, respectively, for the year ended December 31, 2004.

      Net loss before income taxes was $5.4 million for the year ended December 31, 2004. An income tax benefit of $877,000 was recognized during the twelve months ended December 31, 2004 representing income tax refunds received by the Company through the utilization of net operating loss carryback claims that had been fully reserved and from filed, amended tax returns. Net loss was $4.6 million for the year ended December 31, 2004.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      Revenues. Total revenues for 2003 were $49.7 million, a decrease of $7.5 million, or 13%, from 2002. This was due to a decrease in sanction fee revenues, sponsorship revenue, television revenue and other revenue, partially offset by an increase in race promotion revenue and engine leases as described below.

      Sanction fees for 2003 were $24.7 million, a decrease of $11.9 million, or 32%, from 2002. The decrease was partially due to a decrease in the number of races for which we received a sanction fee. In 2002, we staged 19 races and received a sanction fee from 17 of those races, compared to 2003 when we received a sanction fee with respect to 13 races. In 2003, we promoted the races in Kent, United Kingdom, Lausitz Germany, Portland, Oregon, Cleveland, Ohio, Lexington, Ohio and Miami, Florida and did not receive sanction fees for these events. The results for these events are reported in race promotion revenue and race promotion expense. In 2002, we received sanction fees from races in Motegi, Japan of $4.5 million, Rockingham, United Kingdom, of $2.8 million, Portland, Oregon, of $1.4 million, Cleveland, Ohio, of $900,000 and Lexington, Ohio, of $1.2 million. In 2003, we also entered into amended agreements with certain promoters pursuant to which we reduced the originally contracted sanction fee.

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

      Other revenue for 2003 was $2.6 million, a decrease of $1.9 million, or 42%, from 2002. Other revenue includes membership and entry fees, contingency awards money, royalty income, commission on parts sales and other miscellaneous revenue. The decrease was primarily due to the discontinuance of membership, entry fees and pop-off valve leases for the Champ Car World Series in 2003; a reduction of $600,000, and fewer entries in our Toyota Atlantic series which reduced entry fees and parts commissions by $500,000. In addition, there was a reduction in non-recurring miscellaneous income. In 2002, we received an insurance settlement reimbursement of $500,000 and a breach of contract settlement for $500,000.

      Expenses. Total expenses for 2003 were $143.3 million, an increase of $61.4 million, or 75%, from 2002. This increase was due to higher race distributions, race promotion expenses, television expenses, merger and strategic charges, litigation expense, asset impairment and strategic charges and depreciation and amortization, partially offset by a reduction in race expenses, administrative expenses and relocation expense as described below.

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

      Administrative expenses for 2003 were $20.6 million, a decrease of $7.2 million, or 26%, from 2002. This decrease was primarily attributable to a decrease in, marketing and advertising of $3.4 million, sales costs related to the loss of our title sponsor of $2.2 million, professional fees of $850,000 and salary and employee related expenses of $594,000, due to a reduction in the workforce from 2002.

      Merger charges for 2003 was $2.0 million with no corresponding expense in the prior year. This expense was attributable to legal and consulting expenses associated with the terminated merger and subsequent asset purchase agreement entered into with OPEN WHEEL.

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

      Asset impairment charges for 2003 were $9.6 million with no corresponding expense in the prior year. The charges partially relate to impairment of long-lived assets associated with the bankruptcy of CART, Inc. and the court approved "Asset Purchase Agreement" entered into with OPEN WHEEL of $4.5 million. In addition, the impairment charges include the write-down of goodwill and long lived assets of $5.1 million, associated with our subsidiary Raceworks, LLC, which was the promoter of the race in Miami, Florida. In December of 2003 it was determined that it was not feasible to continue holding races in the Miami market; the impairment expense is the write-down to fair value of the tangible and intangible assets related to this subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we funded our operations and capital expenditures principally from the proceeds of our public offerings. At December 31, 2004, we had $5.5 million in working capital. Our primary source of liquidity was $5.5 million in cash and cash equivalents which was a net increase of $2.2 million when compared to December 31, 2003. This increase was primarily the result of net cash proceeds from investing activities, such as the sale of investments of $7.3 million, partially offset by net cash used in operating activities and financing activities of $3.0 million and $1.8 million respectively.

      Our short term investment balance on December 31, 2004 was $0, a net decrease of $7.4 million from December 31, 2003. This decrease was primarily due to funding our operations during 2004.

      On February 13, 2004, the assets of CART, Inc., the stock of Promotion Agency, LTD. and CART Licensed Products, Inc., were sold to OPEN WHEEL for total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of OPEN WHEEL for the 2003 race season, forgiveness of $1.3 million in prize money due teams affiliated with the principals of OPEN WHEEL and the assumption of certain promoter, sponsor and other contracts.

      Pursuant to the Plan on November 18, 2004, the Company cancelled its 50 shares of stock in CART for no consideration and all remaining CART, assets and liabilities were transferred to the CART Liquidation Trust to be held, pending allowance or disallowance of disputed claims, and distributed to holders of allowed claims.

      While we cannot currently make a precise estimate of the expenses, we believe that a significant portion of our current cash at December 31, 2004 may be required to pay the expenditures associated with the wind-up of the affairs of the Company.

CONTRACTUAL OBLIGATIONS

      We entered into a lease for our corporate headquarters in Indianapolis, Indiana. The lease expires on October 31, 2010. The total amount due through the life of the lease as of December 31, 2004 is $1.8 million. We have sublet this office space to OPEN WHEEL, on substantially the same terms as our lease, and retain office space for our use, at no cost. However, we remain liable on the lease.

      The following table summarizes our contractual obligations as of December 31, 2004.

                                                           Payments due by Period
                                                    --------------------------------------
                                                     Less Than        1-3          4-5        After 5
Contractual Obligations                Total           1 Year        Years        Years        Years
----------------------------        ------------    ------------   ----------   ----------    -------
Operating Leases*                   $  1,802,296    $    308,965   $  926,895   $  566,436    $    --
Employee Contracts                       330,000         330,000           --           --         --
                                    ------------    ------------   ----------   ----------    -------
Total Contractual Obligations       $  2,132,296    $    638,965   $  926,895   $  566,436    $    --
                                    ============    ============   ==========   ==========    =======

*Sublet to OPEN WHEEL for the amounts of lease obligations.

NEW ACCOUNTING PRONOUNCEMENTS.

SFAS NO. 123 (REVISED 2004) - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement No. 123(R) as of the first annual period that begins after June 15, 2005. Management does not expect the adoption of Statement 123(R) to have a material effect on the results of operations or financial position.

RELATED PARTY TRANSACTIONS

Gerald R. Forsythe is one of the three principal members of OPEN WHEEL, the other members being Mr. Gentilozzi and Mr. Kalkhoven, which purchased the operating assets of CART, Inc. pursuant to the Asset Purchase Agreement entered into in February 2004. The consideration paid to CART, Inc. for the purchase of such assets, along with the stock of Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. was total consideration of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of OPEN WHEEL, forgiveness of $1.3 million in prize money due teams affiliated with principals of OPEN WHEEL, including Mr. Forsythe and Mr. Gentilozzi, and the assumption of certain promoter, sponsorship, and other contracts. The agreement was approved by order of the bankruptcy court at a hearing held on January 28, 2004.

      In 2004, the Company sanctioned the races for OPEN WHEEL which Mr. Forsythe, a 22.9% owner of the Company, is a principal owner. The Company received $12,500 for each domestic race it sanctioned and was reimbursed for various expenses it incurred in sanctioning the events. The total payments made by OPEN WHEEL for the 2004 season were $100,000.

      We have sublet our office space in Indianapolis, Indiana (approximately 64,000 square feet) to OPEN WHEEL on terms that are substantially the same as our current lease. Annual lease payments under the obligation are $308,965. Similarly, annual charges to OPEN WHEEL under the sublease are $308,965. We remain liable on such lease, which has future lease payments as of March 31, 2005 of $1.7 million, and expires in October 31, 2010. We have retained office space in this building, at no cost to us, for administrative purposes to execute our plan to liquidate and dissolve our business.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

      We have current and future obligations to creditors. These include, without limitation, long-term contractual obligations and litigation claims and expenses. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditors may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the plan of dissolution or delay in making any cash distributions to our shareholders. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distributions to stockholders.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At December 31, 2004, our investments consisted entirely of money market funds. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

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

(b) Upon completion of the sale of substantially all of our operating assets to OPEN WHEEL in February 2004, most of our employees resigned and accepted employment with OPEN WHEEL and we ceased operations. We are in the process of winding up the affairs of the Company. We currently have two employees the Chief Executive Officer and Chief Financial Officer and we have also used temporary accounting help in winding up the Companies affairs. Our accounting staff consists of our Chief Financial Officer. All significant expenditures are authorized and approved by our Chief Executive Officer and considering the current state of the Company's affairs believe we have effective internal controls and authorization processes in place.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to each director and executive officer of the Company as of August 13, 2004:

                                                                                                               Director
      Name                            Principal Occupation During the Last Five Years                   Age     Since
      ----                            -----------------------------------------------                   ---    --------
Christopher R. Pook,    Mr. Pook has served as President and CEO of the Company since December 2001.     64     January
   President and        Prior to joining the Company, Mr. Pook served as President of the Grand Prix              2002
   Chief Executive      Association of Long Beach, Inc., a subsidiary of Dover Downs, Entertainment,
   Officer, Director    Inc.

Thomas L. Carter,       Mr. Carter was elected Chief Financial Officer in October 2000 and was           49          --
   Chief Financial      first named Vice President of Finance and Administration of CART, Inc. in
   Officer              March 1998 after serving as Director of Finance since February 1997. Mr.
                        Carter is a certified public accountant.

ITEM 11: EXECUTIVE COMPENSATION

      The following table discloses compensation received by each person who served as CART's Chief Executive Officer during 2004 and its other most highly paid executive officer for the fiscal year ended December 31, 2004, as well as their compensation for the fiscal years ended December 31, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE

                                              Annual                                Long Term Compensation
                                           Compensation                                     Awards
                                     ----------------------                      -----------------------------
                                                                                 Securities
                                                                                 Underlying
                                                                Other Annual      Options/        All Other
Name and Principal Position          Salary ($)   Bonus ($)   Compensation ($)    SARse(#)    Compensation ($)
---------------------------          ----------   ---------   ----------------   ----------   ----------------
Christopher R. Pook (1)       2004   $  455,000   $       0         (2)                  0       $ 28,745(3)
  President and CEO           2003      450,000      67,000                              0         29,792
                              2002      375,000     169,000                        250,000         20,000

Thomas L. Carter (1)          2004   $  215,000   $       0         (2)                  0       $  8,550(3)
  Chief Financial Officer     2003      210,000           0                              0         10,747
                              2002      210,000           0                         40,000          5,330

(1) Mr. Pook and Mr. Carter have entered into employment agreements whereby they will be paid an annual base salary of $450,000 and $210,000 respectively through June 30, 2005.

(2) The aggregate amount of perquisite compensation to be reported herein is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(3) Includes the payment of term life insurance premiums on behalf of the named executive officer, as follows: Mr. Pook ($17,365); and Mr. Carter ($900). Includes the contributions to 401(K) plans on behalf of the named executive officer, as follows: Mr. Pook ($538) and Mr. Carter ($714). Includes car allowance to the named executive officer, as follows: Mr. Pook ($6,600) and Mr. Carter ($6,600). Also includes the payment of premiums for disability insurance on behalf of Mr. Pook in the amount of $4,242 and Mr. Carter of $336.

      Currently, there are only two employees of the Company. Christopher Pook, the sole Director, President and CEO of the Company, amended his employment agreement on January 30, 2004. In the amendment, Mr. Pook agreed to waive all of his potential payments related to a proposed change of control of Championship. If a change of control did occur, Mr. Pook may have been entitled to a payment equal to three times his current compensation and would receive additional benefits. Under the amended agreement, Mr. Pook continues to be employed as President and CEO of the Company through December 18, 2004. In December of 2004, Mr. Pook's employment agreement was extended by the Company through June 30, 2005. Mr. Pook will continue to receive his current monthly salary. Mr. Pook's salary on an annualized basis is $450,000.

      Mr. Carter entered into an amendment to his employment agreement with the Company effective February 9, 2004. Mr. Carter agreed to retain his position as Chief Financial Officer, Vice President of Finance, Chief Accounting Officer, and Treasurer through December 31, 2004. In December of 2004, Mr. Carter's employment agreement was extended by the Company through June 30, 2005. Mr. Carter will continue to receive his current monthly salary. Mr. Carter's salary on an annualized basis is $210,000.

      Because Mr. Pook is the sole Director of the Company, there is no longer a Compensation Committee. Mr. Pook's initial amended employment agreement was approved by the Compensation Committee which was in place at the time the amendment to the employment agreement was entered into. There was no such approval for the second amendment.

                        OPTION GRANTS IN LAST FISCAL YEAR

      We did not grant any options during 2004

                          AGGREGATE OPTION EXERCISES IN
                        LAST FISCAL YEAR AND FISCAL YEAR-
                               END OPTION VALUES

      The following table provides information on option exercises in 2004 by each of the named executive officers and the values of each of such officer's unexercised options at December 31, 2004.

                                                   Number of Securities
                                                       Underlying            Value of Unexercised In-the-
                                                  Unexercised Options at           Money Options at
                       Number of                     Fiscal Year-End              Fiscal Year-End (1)
                        Shares                 ---------------------------   ---------------------------
                      Acquired on    Value
       Name            Exercise     Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
       ----           -----------   --------   -----------   -------------   -----------   -------------
Christopher R. Pook        0           0         616,666        83,334           0              0
Thomas L. Carter           0           0          96,667        13,333           0              0

(1) The value of unexercised options is based upon the difference between the exercise price and the average of the high and low market prices on December 31, 2004 of $0.14.

                       DIRECTOR COMPENSATION ARRANGEMENTS

      Mr. Pook is the sole member of the board of directors and does not receive additional director compensation.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows the amount of Championship Auto Racing Teams, Inc. common stock beneficially owned by any person or group known to us that is the beneficial owner of more than 5% of Championship Auto Racing Teams, Inc.'s common stock as of March 31, 2005.

                                    Aggregate Number       Percent of
                                       of Shares             Shares
      Name and Address             Beneficially Owned     Outstanding
      ----------------             ------------------     -----------
Gerald R. Forsythe (1)                 3,377,400            22.95%
Forsythe Racing, Inc.
Indeck Energy Services, Inc.
1111 South Willis Avenue
Wheeling, IL  60090

FMR Corp. (2)                          1,471,600             9.99%
Edward C. Johnson, III
Abigail P. Johnson
82 Devonshire Street
Boston, MA  02109

Jonathan P. Vannini (3)                1,255,000             8.53%
828 Irwin Drive
Hillsborough, CA  94010

Gryphon Master Fund L.P.(4)              884,400              6.0%
500 Crescent Court, Suite 270
Dallas, Texas 75201

Wheatons Holdings Limited (5)            920,900              6.3%
17485 McLaren Road
Caledon Ontario
Canada L0N 1C0

Kellogg Capital Group, LLC (6)           759,700              5.2%
14 Wall Street, 27th Floor
New York, New York, 10005

(1) We have received this information regarding share ownership from the
    Schedule 13D/A that was filed with the SEC on September 12, 2002, and subsequent Form 4 filed with the SEC in February 2003. Mr. Forsythe has agreed to vote and exchange all shares he or his affiliated entities has acquired in excess of 15% of the outstanding stock consistent with the recommendations of the Board of Directors of Championship Auto Racing Teams, Inc. on all strategic matters for a period of three years.

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

(6) We have received this information regarding share ownership from the
    Schedule 13G that was with the SEC on February 8, 2005.

      The following table shows the amount of common stock of Championship Auto Racing Teams, Inc. beneficially owned (unless otherwise indicated) by Championship Auto Racing Teams , Inc.directors, the executive officers of Championship Auto Racing Teams, Inc. named in the Summary Compensation Table, and the directors and executive officers of Championship Auto Racing Teams, Inc. as a group. Except as otherwise indicated, all information is as of March 31, 2005.

      The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire as of December 31, 2004 through the exercise of stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his/her spouse) with respect to the shares set forth in the following table.

                                                                Amount and              Percent of
                                                                 Nature of                Shares
                        Name                             Beneficial Ownership (1)     Outstanding(2)
                        ----                             ------------------------     --------------
Christopher R. Pook.................................     433,667   Vested Options          2.9%

Thomas L. Carter....................................       3,000   Direct                    *
                                                          96,667   Vested Options

* Represents less than 1% of the Company's outstanding common stock.

---------------
(1) "Vested Options" are stock options which may be exercised as of December 31, 2004.

(2) Percentages are based upon 14,718,134 shares of common stock outstanding on March 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our stock. CART believes that during fiscal 2004, its executive officers and directors complied with all Section 16(a) filing requirements. In making this statement, CART has relied upon the written representations of its directors and officers.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have historically entered into transactions with related parties, because several of our directors and one of our significant shareholders are team owners. Since we are not engaged in an active business in 2005, it is not anticipated that there will be any additional material transactions with affiliates. There were no material transactions with affiliates in 2004, other than completion of the Bankruptcy Plan and performance by the Company of its obligations under the Asset Purchase Agreement and the Sanction Agreement. For a description of our Related Party Transactions, please refer to "Business-Related party Transactions"

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information presented below discloses the aggregate fees billed to us for each of the last two calendar years by Deloitte & Touche LLP, our independent registered public accounting firm.

AUDIT FEES

Fiscal 2004 - $242,178           Fiscal 2003 - $281,437

This category includes fees for professional services rendered for the audit of our annual financial statements review of interim financial statements included in our Forms 10-Q and services provided with statutory and regulatory filings related to the terminated merger agreement with OPEN WHEEL.

AUDIT-RELATED FEES

Fiscal 2004 - $0                 Fiscal 2003 - $0

This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not included in audit fees, above.

TAX FEES

Fiscal 2004 - $1,758             Fiscal 2003 - $45,290

This category includes fees for professional services that are rendered for tax compliance, tax advice, and representation with tax authorities. The nature of the services comprising the fees were for tax return reviews, advice regarding federal and state tax audits, advice and representation regarding foreign tax requirements and other tax advisory services.

ALL OTHER FEES

Fiscal 2004 - $0                 Fiscal 2003 - $1,651

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

(a)   List of Documents Filed as Part of this Report:

(1)   Consolidated Financial Statements start on page F-1

(2)   Financial Statement Schedule

      Schedule II     Valuation and Qualifying Accounts is on page S-1

(3)   Exhibits

      2.1 Chapter 11 Plan of CART, Inc. and Disclosure Statement filed in the United States Bankruptcy Court, Southern District of Indiana, Indianapolis Division.
      3.1     Certificate of Incorporation of the Company filed December 8, 1997
              (1)
      3.2     Bylaws of the Company (1)
      10.1    2001 Long Term Stock Incentive Plan (6)
      10.5    Form of Promoter Agreement (1)
      10.6 Promoter Agreement with Wisconsin State Park Speedway related to West Allis, Wisconsin dated June 5, 1996 (1)
      10.7 Promoter Agreement with Texaco Houston Grand Prix L.L.C. related to Houston, Texas dated July 28, 1997 (1)
      10.11   Form of Sponsorship Agreement (1)
      10.15 Promoter Agreement with Ganassi Group, L.L.C. related to Chicago, Illinois dated April 7, 1998 (2)
      10.19 Promoter Agreement with Monterrey Grand Prix related to Monterrey, Mexico dated March 30, 2000 (3)
      10.20 Promoter Agreement with Rockingham Motor Speedway related to Rockingham, England dated July 3, 2000 (4)
      10.21 Employment Agreement with Joseph F. Heitzler dated December 4, 2000 (5)
      10.22 First Amendment to Championship Auto Racing Teams, Inc. Employment Agreement with Joseph F. Heitzler, dated December 4, 2001 (6)
      10.23 Employment Agreement with Christopher R. Pook as of December 18, 2001 (6)
      10.24 Promoter Agreement with Grupo Automouilistico Nacional y Deportiuo, S. de R.L. de C.V. related to Mexico City, Mexico dated November 20, 2001 (6)
      10.25 Television Agreement Promotion Entertainment of Mexico, LLC related to Mexican television rights dated February, 28, 2002 (6)
      10.26 Letter of Agreement with Chicago Motor Speedway, LLC related to the lease of Chicago Motor Speedway (the track) dated February 21, 2002 (6)
      10.27 Amendment to the Sanction Agreement by and between the Company and Rockingham Motor Speedway dated as of August 16, 2002 (7)
      10.28   Form of Engine Lease Agreement (8)
      10.29   Form of Entrant Support and Participation Agreement (8)
      10.30   Form of FORD Vehicle Agreement (8)
      10.31   Team Assistance Agreement with Newman/Haas Racing, Inc. (8)
      10.32   Team Assistance Agreement with Newman/Haas Racing, Inc. (8)
      10.33   Team Assistance Agreement with Patrick Racing, Inc. (8)
      10.34 Team Assistance Agreement with Walker Racing, Inc. dated February 14, 2003 (8)
      10.35 Team Assistance Agreement with Walker Racing, Inc. dated February 14, 2003 (8)
      10.36 Chassis Upgrade Agreement with Walker Racing, Inc. dated January 29, 2003 (8)
      10.37 Show Car Agreement with Walker Racing, Inc. dated February 19, 2003 (8)
      10.38 Race Car Lease Agreement with Walker Racing, Inc. dated February 25, 2003(8)
      10.39   Office Lease Agreement with RAS Development, Inc. dated March
              2003(8)
      10.40 Amendment to Employment Agreement between the Company and Christopher R. Pook, dated January 30, 2004 (9)

      10.41 Employment Agreement between the Company and Thomas L. Carter, dated February 9, 2004 (9)
      10.42 Conditional Agreement to Subordinate Parent Claim dated January 26, 2004 (9)
      10.43 Agreement between CART, Inc. and Open Wheel Racing Series, LLC, dated March 2004 relating to the sanctioning of races (9)
      10.44 Amendment to Employment Agreement between the Company and Christopher R. Pook, dated December 1, 2004. (10)
      10.45   Amendment to Employment Agreement between the Company and Thomas
              L. Carter (10)
      21.1    Subsidiaries of the Registrant
      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1    Certification Pursuant to 18 U.S.C Section 1350
      32.2    Certification Pursuant to 18 U.S.C Section 1350

(1) Incorporated by reference to exhibit filed as part of our Registration Statement on Form S-1 (Registration No. 333-43141)
(2) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(3) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.
(5) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(6) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2001.
(7) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(8) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2002.
(9) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2003.
(10) Incorporated by reference to exhibits filed as part of our Current Report on Form 8-K filed December 8, 2004.

We filed the following Form 8-Ks during the 3 months ended December 31, 2004:

   1) On November 15, 2004, the Company filed a report on Form 8-K, pursuant to
      Item 8.01 and Item 7.01 of such form, reporting that we issued a Press Release reporting our earnings for the quarter ended September 30, 2004.
   2) On December 8, 2004 the Company filed a report on Form 8-K pursuant to
      Item 1.01 related to amended employment contracts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 15, 2005                       CHAMPIONSHIP AUTO RACING TEAMS, INC.
                                            ------------------------------------
                                                         Registrant

                                            By /s/ Christopher R. Pook
                                               ------------------------
                                               Christopher R. Pook
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Christopher R. Pook               Chief Executive           April 15, 2005
------------------------------        Officer and Director
Christopher R. Pook

/s/ Thomas L. Carter                  Chief Financial and       April 15, 2005
------------------------------        Accounting Officer
Thomas L. Carter

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
CHAMPIONSHIP AUTO RACING TEAMS, INC.
   Report of Independent Registered Public Accounting Firm......................    F-2

   Consolidated Balance Sheets as of December 31, 2004 and 2003.................    F-4

   Consolidated Statements of Operations for the Years
         Ended December 31, 2004, 2003 and 2002.................................    F-5

   Consolidated Statements of Stockholders' Equity for
         the Years Ended December 31, 2004, 2003 and 2002.......................    F-6

   Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2004, 2003 and 2002.................................    F-7

   Notes to Consolidated Financial Statements...................................    F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Championship Auto Racing Teams, Inc.

We have audited the accompanying consolidated balance sheets of Championship Auto Racing Teams, Inc. and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Championship Auto Racing Teams, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, a formerly wholly-owned subsidiary of the Company, CART, Inc., filed a petition under Chapter 11 of the U.S. Bankruptcy Code during 2003. Pursuant to the bankruptcy court order, the Company sold the operating assets of CART and the stock of Pro-Motion Agency, Inc., a former wholly-owned subsidiary of the Company and CART Licensed Products, Inc., a former wholly-owned subsidiary of CART, Inc. Also, pursuant to the bankruptcy court order, the Company cancelled its stock in CART, Inc. and transferred the remaining assets and liabilities to an unconsolidated liquidating trust. During 2003, the Company ceased the operations of its wholly-owned subsidiary, Raceworks LLC, and intends to liquidate its remaining assets. The accompanying 2003 consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities, (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholders' accounts, the effect of any changes that may be made in the capitalization of the Company, or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 12 and 18, the Company's recurring loses from operations, the sale of substantially all the operating assets of its CART, Inc. as discussed above, pending or threatened litigation against the Company and its subsidiaries, and the Company's intent to liquidate its remaining assets raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Notes 1, 12 and 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
April 14, 2005

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                             AS OF DECEMBER 31,
                                                                                          ------------------------
                                                                                            2004           2003
                                                                                          ---------     ----------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                        $   5,459     $    3,211
         Short-term investments                                                                  --          7,356
         Accounts receivable  (net of allowance for doubtful accounts of $2,116
         and $2,154 in 2004 and 2003, respectively)                                               8          1,794
         Notes receivable (net of allowance for uncollectible notes of $250 in
         2003)                                                                                   --            150
         Prepaid expenses and other current assets                                              253          1,557
         Refundable income taxes                                                                  3            694
                                                                                          ---------     ----------
Total current assets                                                                          5,723         14,762
PROPERTY AND EQUIPMENT-NET                                                                       --          4,985

OTHER ASSETS (net of accumulated amortization of $116 in 2003)                                   --            298
                                                                                          ---------     ----------
TOTAL ASSETS                                                                                  5,723     $   20,045
                                                                                          =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                                                                           --     $    1,750
         Accounts payable                                                                       102          2,000
         Accrued liabilities:
                      Royalties                                                                  --            120
                      Payroll                                                                    13             51
                      Professional fees and other                                                90            377
         Liabilities of CART, Inc. subject to compromise (NOTE 18)                               --          5,626
                                                                                          ---------     ----------
Total current liabilities                                                                       205          9,924

DEFERRED INCOME TAXES (NOTE 7)                                                                   --             --
COMMITMENTS AND CONTINGENCIES (NOTE 12)                                                          --             --
STOCKHOLDERS' EQUITY:
         Preferred Stock, $.01par value; 5,000,000 shares authorized, none issued
         and outstanding                                                                         --             --
         Common Stock, $.01 par value; 50,000,000 shares authorized, 14,718,134 shares issued and outstanding at December 31, 2004
         and 2003, respectively                                                                 147            147
         Additional paid-in capital                                                          87,765         87,765
         Accumulated deficit                                                                (82,394)       (77,841)
         Accumulated other comprehensive income                                                  --             50
                                                                                          ---------     ----------
Total stockholders' equity                                                                    5,518         10,121
                                                                                          ---------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $   5,723     $   20,045
                                                                                          =========     ==========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT LOSS PER SHARE)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                2004            2003            2002
                                                                             ---------       -----------     ----------
REVENUES:
   Sanction fees                                                             $      --       $    24,720     $   36,607
   Sponsorship revenue                                                              --             7,777         10,150
   Television revenue                                                               --             1,889          4,538
   Race promotion revenue                                                           --            10,772          1,417
   Engine leases, rebuilds and wheel sales                                          --             1,900             --
   Other                                                                           171             2,638          4,533
                                                                             ---------       -----------     ----------
                 Total revenues                                                    171            49,696         57,245

EXPENSES:
   Race distributions                                                               --            60,850         19,797
   Race expenses                                                                    --             8,059         10,823
   Race promotion expense                                                           --            20,844          9,687
   Television expense                                                               --            14,941         10,975
   Administrative expenses                                                       3,666            20,567         27,756
   Bad debt expense -- subordinated receivable from CART, Inc.(Note 18)          2,088                               --
   Merger and strategic charges                                                     --             1,953             --
   Litigation and settlement expense                                                --             2,660             --
   Relocation expense                                                               --                --          1,422
   Asset impairment and strategic charges (Note 11)                                 --             9,580             --
   Depreciation and amortization                                                    --             3,841          1,436
                                                                             ---------       -----------     ----------
                  Total expenses                                                 5,754           143,295         81,896
                                                                             ---------       -----------     ----------

OPERATING LOSS                                                                  (5,583)          (93,599)       (24,651)
   Realized gain on sale of investments                                             13               400             26
   Interest income                                                                 140             1,274          3,762
                                                                             ---------       -----------     ----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE             (5,430)          (91,925)       (20,863)
INCOME TAX (EXPENSE) BENEFIT                                                       877              (427)         7,302
                                                                             ---------       -----------     ----------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              (4,553)          (92,352)       (13,561)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)
                                                                                    --                --           (956)
                                                                             ---------       -----------     ----------
NET LOSS                                                                     $  (4,553)      $   (92,352)    $  (14,517)
                                                                             =========       ===========     ==========
LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
   BASIC                                                                     $   (0.31)      $     (6.27)    $    (0.92)
                                                                             =========       ===========     ==========
   DILUTED                                                                   $   (0.31)      $     (6.27)    $    (0.92)
                                                                             =========       ===========     ==========
LOSS PER SHARE:
   BASIC                                                                     $   (0.31)      $     (6.27)    $    (0.99)
                                                                             =========       ===========     ==========
   DILUTED                                                                   $   (0.31)      $     (6.27)    $    (0.99)
                                                                             =========       ===========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC and DILUTED                                                            14,718            14,718         14,718
                                                                             =========       ===========     ==========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                ACCUMULATED
                                    COMMON STOCK     ADDITIONAL  ACCUMULATED       OTHER
                                 ------------------   PAID-IN      EARNINGS     COMPREHENSIVE  STOCKHOLDERS'   COMPREHENSIVE
                                   SHARES    AMOUNT   CAPITAL     (DEFICIT)     INCOME (LOSS)     EQUITY            LOSS
                                 ----------  ------  ----------  ------------   -------------  -------------   -------------
BALANCES, JANUARY 1, 2002        14,718,134  $  147  $   87,765  $     29,028     $   996      $     117,936
  Net loss                               --      --          --       (14,517)         --            (14,517)  $     (14,517)
  Unrealized loss on
    investments, net of tax              --      --          --            --        (384)              (384)           (384)
  Reclassification of an
    unrealized gain, net of tax          --      --          --            --         (17)               (17)            (17)
                                                                                                               -------------
  Comprehensive loss                     --      --          --            --          --                 --   $     (14,918)
                                 ----------  ------  ----------  ------------   ---------      -------------   =============
BALANCES, DECEMBER 31, 2002      14,718,134     147      87,765        14,511         595            103,018
  Net loss                               --      --          --       (92,352)         --            (92,352)  $     (92,352)
  Unrealized loss on
    investments                          --      --          --            --        (545)              (545)           (545)
                                                                                                               -------------
  Comprehensive loss                     --      --          --            --          --                 --   $     (92,897)
                                 ----------  ------  ----------  ------------   ---------      -------------   =============
BALANCES, DECEMBER 31, 2003      14,718,134     147      87,765       (77,841)         50             10,121
  Net loss                               --      --          --        (4,553)         --             (4,553)  $      (4,553)
  Reclassification of an
    unrealized gain, net of tax          --      --          --            --         (50)               (50)            (50)
                                                                                                               -------------
  Comprehensive loss                     --      --          --            --          --                 --   $      (4,603)
                                 ----------  ------  ----------  ------------   ---------      -------------   =============
BALANCES, DECEMBER 31, 2004      14,718,134  $  147  $   87,765  $    (82,394)    $    --      $       5,518
                                 ==========  ======  ==========  ============   =========      =============

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         YEAR-ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                  2004          2003         2002
                                                                                --------     ---------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (4,553)    $ (92,352)   $  (14,517)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Cumulative effect of accounting change (net of tax)                                 --            --           956
  Depreciation and amortization                                                       --         4,168         1,436
  Net (gain) loss from sale/disposal of property and equipment                       (21)          590            16
  Asset impairment and impairment of goodwill                                         --         9,580            --
  Deferred income taxes                                                               --         1,127         1,946
  Bad debt expense -  - subordinated receivable from CART, Inc.
  (Note 18)                                                                        2,088
  Changes in asset and liabilities that provided (used) cash:
      Accounts receivable                                                          1,141         3,190           538
      Inventory, prepaids and other assets                                           538           134         1,344
      Refundable income taxes                                                        689         9,393       (10,087)
      Accounts payable                                                            (3,158)        3,420        (1,306)
      Accrued liabilities                                                            242        (6,924)       (1,938)
      Deferred revenue                                                                --        (1,602)          (88)
                                                                                --------     ---------    ----------
              Net cash used in operating activities                               (3,034)      (69,276)      (21,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of Raceworks (net of cash acquired)                           --          (833)           --
  Purchase of investments                                                             --        (7,054)     (138,698)
  Proceeds from sale of investments                                                7,306        78,642       146,429
  Notes receivable                                                                                (150)           --
  Acquisition of property and equipment                                               --        (3,949)       (7,050)
  Proceeds from sale of property and equipment                                        91            81            27
  Proceeds from the sale of CART, Inc. assets, equipment, and
  stock of subsidiaries (net of cash sold)                                         3,037
  Cash relinquished through CART, Inc. cancellation (Note 18)                     (3,402)
                                                                                --------     ---------    ----------
              Net cash provided by investing activities                            7,032        66,737           708

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                                       (1,750)       (1,023)           --
                                                                                --------     ---------    ----------
              Net cash used in financing activities                               (1,750)       (1,023)           --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,248        (3,562)      (20,992)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     3,211         6,773        27,765
                                                                                --------     ---------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  5,459     $   3,211    $    6,773
                                                                                ========     =========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
      Income taxes                                                              $   (877)    $     489    $        1
                                                                                ========     =========    ==========

See accompanying notes to consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CHAPTER 11 FILING

      BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of December 31, 2004 and December 31, 2003, the results of their operations, the statement of stockholder's equity and their cash flows for the twelve months ended December 31, 2004, 2003, and 2002.

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

      Through the 2003 season, Championship Auto Racing Teams, Inc., through CART, its wholly-owned subsidiary, owned, operated and sanctioned the open-wheel motorsports series known in 2003 as the Bridgestone Presents the Champ Car World Series Powered By Ford. CART was responsible for organizing, marketing and staging each of the races in the Champ Car World Series. The Company also acted as a promoter at certain events. The Company staged events at four different types of tracks, including superspeedways, ovals, temporary road courses and permanent road courses, each of which required different skills and disciplines from the drivers and teams.

      On August 18, 2003, we publicly announced that we had received a proposal from Open Wheel Racing Series, LLC, now Champ Car World Series, LLC ("Open Wheel") related to the acquisition of the Company and that we were engaged in negotiations regarding a possible transaction with Open Wheel.

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

      On December 15, 2003, we announced that we had entered into an Asset Purchase Agreement (the "Agreement") with Open Wheel. The Agreement would allow Open Wheel to purchase the assets of CART needed to operate the Champ Car World Series and the stock of Pro-Motion Agency, Inc., our subsidiary that operates the Toyota Atlantics series and CART Licensed Products, Inc., our subsidiary that operates our licensed merchandise function. In addition, Open Wheel would assume from us and CART the rights and obligations under certain promoter, sponsor and other contracts. Open Wheel stated that it intended to continue to operate the Champ Car World Series and the Toyota Atlantic series. The total consideration that would be paid under the agreement was $3.0 million less $1.5 million in 2003 prize money to teams who were not affiliated with Open Wheel; which was an obligation of CART that would be assumed by Open Wheel. The Agreement terminated the previously announced merger agreement that we had entered into with Open Wheel on September 10, 2003.

      On December 16, 2003, CART filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court Southern District of Indiana (RE CART, Case No. 03-23385-FJO-11).

      An Amendment by Interlineation (the "Amendment") with respect to the Agreement was entered into on January 15, 2004 to reflect the change in consideration and the assumption of certain claims.

      On February 13, 2004, the assets of CART, Inc, the stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., were sold to Open Wheel for total cash consideration of $3.3 million, assumption of liabilities of $1.4 million in 2003 prize money to teams who were not affiliated with Open Wheel, which was an obligation of CART, forgiveness of $1.3 million in prize money due principals of Open Wheel, which was an obligation of CART, and the assumption of certain promoter, sponsor and other contracts, pursuant to an order of the bankruptcy court at a hearing held on January 28, 2004.

      Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. The Company currently has two employees who are winding up the affairs of the Company; the Chief Executive Officer and Chief Financial Officer.

      CART operated as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On August 3, 2004 CART filed CART's Amended Chapter 11 Plan (the "Plan") and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART's creditors. The Disclosure Statement was approved as containing adequate information by the Bankruptcy Court on August 3, 2004. The hearing on the confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11 U.S.C. Sections 1129(a) And (b) And Fed.
R. Bankr. P. 3020 Confirming CART's Amended Chapter 11 Plan.

      Pursuant to the Plan on November 18, 2004, the Company cancelled its stock in CART and all remaining CART, assets and liabilities were transferred to the CART Liquidation Trust to be held, pending allowance or disallowance of disputed claims, and distributed to holders of allowed claims.

      We currently intend to liquidate our remaining assets, pay off our remaining liabilities, and complete the process of liquidation and winding up the Company's affairs as soon as practicable. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time, but will consider this option when the liquidation and bankruptcy of our subsidiary CART is complete and after approval by our shareholders. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries, severance and related costs, legal and accounting fees. While we cannot currently make a precise estimate of the expenses, we believe that a significant portion of our current cash may be required to pay the above expenditures.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company as of December 31, 2004 include its wholly-owned subsidiary, Raceworks, LLC, and its wholly-owned subsidiaries Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. through February 13, 2004, and CART (Debtor in Possession) through November 23, 2004. The consolidated financial statements of the Company for the years ended December 31, 2003 and 2002, include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries, CART, Pro-Motion Agency, Ltd. and CART Licensed Products, Inc, a subsidiary of CART and as of March 7, 2003, the consolidated financial statements also include the financial statements of Raceworks, LLC, a wholly owned subsidiary (See Note 9). All significant intercompany balances have been eliminated in consolidation.

      BASIC AND DILUTED LOSS PER SHARE. Basic earnings per share are calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans when dilutive.

      PROPERTY AND EQUIPMENT. The Company has disposed of or fully impaired all property and equipment as of December 31, 2004. (See Note 11). During the twelve months ended December 31, 2003, the Company recorded an impairment of $7,999,000 to adjust property and equipment to estimated fair values. Prior to the impairment, property and equipment were depreciated using the straight-line and accelerated methods over their estimated useful lives which range from 3 to 20 years. Leasehold improvements were amortized over the shorter of the life of the leases or the remaining useful life of the leasehold improvements.

      ASSET IMPAIRMENTS. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), long-lived assets to be held and used by the Company are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment losses on long-lived assets are recognized when book values exceed expected undiscounted future cash flows with the impairment measured on a discounted future cash flow basis (see Note 11).

      REVENUE RECOGNITION. During 2004, revenues primarily consisted of fees received for sanctioning domestic races for Open Wheel. The revenue was recognized at the time of the event. The following is presented for historical purposes and should be read with the understanding that the Company is no longer involved in an active business. In 2003 and 2002, substantially all of the Company's revenue was derived from sanction fees, promotion revenues, sponsorship revenues, television revenues, engine leases and other miscellaneous revenue. Sanction fee revenues are fees paid to the Company by track promoters to sanction an Open Wheel event at the race venue and to provide the necessary race management. The Company self-promoted certain events; revenues received for events the Company promoted were recorded as race promotion revenues. The Company received sponsorship revenues from companies who desired to receive brand and product exposure in connection with Open Wheel races. Pursuant to broadcast agreements, the Company generated revenues from advertising sales and for the right to broadcast the races, with revenues based upon viewership, with a minimum guarantee for certain international contracts in 2002. In 2003 and 2002, the Company bought the air-time and paid for production for certain races and received the advertising inventory for certain races. The Company also received revenues from royalty fees paid for licenses to use service marks of the Company, various drivers, teams, tracks and industry sponsors for merchandising programs and product sales.

      Recognition of revenue from race sanction agreements was deferred until the event occurred. Sponsorship revenue and engine lease revenue were recognized ratably over the period covered by the agreement. Barter revenue was recognized at the time of the event. Television revenue for rights sales was recognized ratably over the race schedule and television advertising revenue was recognized when the advertising was aired. Other revenues included membership and entry fees, contingency awards money, rights fees and royalty income. Membership and entry fees and contingency award money were recognized ratably over the race schedule. Royalty income was recognized as the related product sales occurred or on a monthly basis based on a minimum guarantee.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents include investments with original maturities of three months or less at the date of original acquisition. The Company places its cash and cash equivalents with high quality financial institutions but has potentially subjected the Company to significant concentrations of credit risk.

      SHORT-TERM INVESTMENTS. The Company's short-term investments were categorized as available-for-sale, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses were reflected as a net amount in a separate component of stockholders' equity as accumulated other comprehensive income(loss) until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

      GOODWILL. The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Intangible Assets". On January 1, 2002, the Company determined its goodwill was impaired which resulted in a one-time, non-cash charge of $1.5 million, or $956,000 net of tax benefit of $514,000, to write-off the value of its goodwill. The goodwill was recorded under the purchase method of accounting for the purchases of Pro-Motion Agency, Inc. and CART Licensed Products, LP, on April 10, 1998 and January 1, 1999, respectively. Such charge is non-recurring in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. Previous to the adoption of SFAS No. 142, the Company had accounted for its goodwill and intangible assets in accordance with the accounting standards existing at the time, and the Company's analyses did not result in recognition of any impairment loss prior to the adoption of SFAS No. 142, except as discussed in Note 9.

      Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology.

      In the first quarter of 2003, the Company recorded goodwill in conjunction with the purchase of Raceworks, LLC (see Note 9)

      Operating results and cash flows of Raceworks, LLC were significantly lower than expected during the quarter ended September 30, 2003 as a result of the event promoted by Raceworks, LLC in September in Miami. Based on those results and other qualitative information, the future earnings forecasts were revised. As a result of management's analysis, the Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks, LLC. The fair value of the reporting unit was estimated using the present value of expected future cash flows. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments identified in Note 14. Raceworks, LLC, a wholly-owned subsidiary included in the race promotions segment, is also a reporting unit.

      MANAGEMENT ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2004 and 2003, and the reported amounts of revenues and expenses during the periods presented.

      STOCK BASED COMPENSATION. As permitted by SFAS No. 123, the Company has chosen to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for its stock options granted to employees and directors. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed, and the exercise price equals the market price of the underlying stock on the grant date.

      However, as required by SFAS No. 123, the Company has calculated pro forma information as if it had determined compensation cost based on the fair value at the grant date for its stock options granted to employees and directors. There were no options granted for the years ended December 31, 2004 or 2003. In accordance with SFAS No.123, for the year ended December 31, 2002, the fair values of option grants are estimated on the date of grant using the Black-Scholes option pricing model for pro-forma purposes with the following assumptions used for all grants: expected volatility of 71%, expected dividend yield of 0%, risk-free interest rate of 3% and an expected life of 10 years. Had the Company determined compensation cost based on the fair value at the grant date for its stock under SFAS No. 123, net loss and diluted loss per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            2004        2003           2002
NET LOSS
As reported                                                               $(4,553)    $(92,352)     $ (14,517)
Total stock-based employee compensation expense determined under
   the fair value based method, net of related tax effects                 (1,518)      (2,200)        (2,065)
                                                                          -------     --------      ---------
Pro forma                                                                 $(6,071)    $(94,552)     $ (16,582)
                                                                          =======     ========      =========

BASIC AND DILUTED LOSS PER SHARE
As reported                                                               $ (0.31)    $  (6.27)     $   (0.99)
Total stock-based employee compensation expense determined under
   the fair value based method, net of related tax effects                  (0.10)       (0.15)         (0.14)
                                                                          -------     --------      ---------
Pro forma                                                                 $ (0.41)    $  (6.42)     $   (1.13)
                                                                          =======     ========      =========

NEW ACCOUNTING PRONOUNCEMENTS. SFAS NO. 123 (REVISED 2004) - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement No. 123(R) as of the first annual period that begins after June 15, 2005. Management does not expect the adoption of Statement 123(R) to have a material effect on the results of operations or financial position.

      RECLASSIFICATIONS. Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order for them to conform to the 2004 presentation.

3. SHORT-TERM INVESTMENTS

      The following is a summary of the estimated fair value of available-for-sale short-term investments by balance sheet classification at December 31:

                                                                             GROSS UNREALIZED
   (In Thousands)                                                            ----------------
        2003                                          COST     FAIR VALUE    GAIN        LOSS
                                                     ------    ----------    ----        ----
U.S. agencies securities                             $7,306    $    7,356    $ 50        $ --

      Proceeds from sales of investments were approximately $7.4 million, $78.6 million, $146.4 million in 2004, 2003, and 2002, respectively. In 2004, 2003, and 2002, gross gains and losses on such sales were not significant.

      Contractual maturities ranged from less than one year to two years. The weighted average maturity of the portfolio did not exceed one year.

4. NOTES RECEIVABLE

      In May 2003, the Company entered into an agreement with a third party whereby we paid for the costs of capital improvements retained by the third party necessary to stage an event which we promoted. We accepted an unsecured note of $750,000 for said improvements, to be collected, without interest over five years. The note was to be repaid over the life of the agreement at $75,000 per year and a final payment of $450,000 due in the fifth year. The Company imputed interest on the note at a rate of 6% and recorded a discount which reduced the note by $46,000. In November 2003, the Company terminated the agreement and according to the terms of the contract the note was forgiven. The note was written-off during the year ended December 31, 2003.

      In June 2003, the Company entered into an amendment to a sanction agreement with a promoter where we accepted a note in the amount of $400,000 as payment for a portion of the sanction fee. This note was payable in 36 equal monthly installments, bearing interest at 10% per annum, beginning January 1, 2004. The note was collateralized by all products and proceeds of all other events staged by the promoter at the promoter's facility. After an assessment of the financial condition of the promoter and other considerations, at December 31, 2003, it was determined that the note should be written-down to management's estimate of its fair value of $150,000; a loss was recorded in asset impairment and strategic charges in the amount of $320,139 for the year-ended December 31, 2003. A settlement agreement was entered into for $150,000 with the promoter and was transferred to CART Liquidating Trust in accordance with the bankruptcy plan (See Note 18).

5. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31 (in Thousands):

                                           2003                USEFUL LIFE (IN YEARS)
                                          ---------     ------------------------------------
Engines                                   $   2,273        2
Equipment                                     5,251     5-20
Furniture and fixtures                          248       10
Vehicles                                      2,377      5-7
Other                                           154        5 (except leasehold improvements)
                                          ---------
Total                                        10,303

Less accumulated depreciation                (5,318)
                                          ---------
Property and equipment (net)              $   4,985
                                          =========

      Property and equipment were written down as of December 31, 2003 to their fair value pursuant to an Asset Purchase Agreement entered into with Open Wheel (see Note 11). Depreciation expense recorded was $0, $3.84 million, and $1.44 million for the years ended December 31, 2004, 2003, and 2002, respectively.

      On February 13, 2004, the property and equipment of CART, the stock of Pro-Motion Agency, Inc. and CART Licensed Properties were sold to Open Wheel, pursuant to an order of the bankruptcy court. The Company disposed of its remaining property and equipment in the process of winding up of its affairs during the year ended December 31, 2004.

6. OPERATING LEASES

      The Company had two operating leases for office space, one in Indianapolis, Indiana and one, with a former director, in Miami Florida, which have terms through 2010. In December 2003, the lease in Miami was canceled in exchange for a payment of $44,000 and forfeiture of the security deposit of $16,000. The Indianapolis lease was sublet to Open Wheel, at substantially the same terms as our lease, and we retain office space for our use at no cost, however, we remain liable on the lease. Total rent expense for operating leases were approximately $0, $361,493 and $491,173 for 2004, 2003 and 2002,
respectively.

      Approximate future minimum lease payments under the non-cancelable operating lease are as follows:

Years Ending December 31:     (In Thousands)
      2005                      $    309
      2006                           309
      2007                           309
      2008                           309
      2009 and thereafter            566
                                --------
Total                              1,802
Less sublease revenue             (1,802)
                                --------
Total                           $     --
                                ========

7. INCOME TAXES

      Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      SFAS No. 109 requires that net deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. At December 31, 2004, the Company had a deferred tax asset from U.S. net operating loss carryforwards of $27.8 million. This carryforward will expire in 20 years. Failure to generate taxable income within the carryforward period would affect the ultimate realization of the net deferred tax asset. Due to the financial condition of the Company described in Note 1, management does not believe that the deferred tax assets will be realized. Therefore, the tax benefit for current year losses and net deferred tax assets recorded at December 31, 2004 have been reduced by a full valuation allowance. The tax benefit recorded for the year ended December 31, 2004 represents tax refunds received by the Company through the utilization of net operating loss carryback claims previously deemed unrealizable.

      The tax effects of temporary differences giving rise to deferred tax assets and liabilities at December 31 are as follows:

                                                                2004      2003
                                                              --------   -------
Non-current deferred tax assets (liabilities):
     Basis difference in fixed assets                         $     --   $ 1,730
     State tax net operating loss carryforward                   3,097     2,716
     Goodwill                                                       --       828
     Charitable contribution carryforwards                         134       134
     Federal tax net operating loss carryforward                27,786    28,157
     Indianapolis lease deferral                                    --        59
     Bad debt                                                      772     1,699
      Foreign Tax Credit                                            94        --
     Deferred compensation                                          --        23
                                                              --------   -------
          Non-current deferred tax asset                        31,883    35,346
     Valuation allowance                                       (31,883)  (35,346)
                                                              --------   -------
          Net non-current deferred tax liability              $     --   $    --
                                                              ========   =======

      The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                              (IN THOUSANDS)
                                                        2004      2003       2002
                                                       ------    ------    -------
Current                                                $ (877)   $  484    $(8,927)
Deferred                                                   --       (57)     1,111
                                                       ------    ------    -------
             Total                                     $ (877)   $  427    $(7,816)
                                                       ======    ======    =======
Tax expense (benefit) from operations                  $ (877)   $  427    $(7,302)
Tax expense (benefit) from accounting change               --        --       (514)
                                                       ------    ------    -------
             Total                                     $ (877)   $  427    $(7,816)
                                                       ======    ======    =======

      The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                        2004       2003      2002
                                                      -------    ------     -------
Tax at U.S. federal statutory rate                    (34.0%)    (34.0%)    (35.0%)
State income tax, net of federal benefit                 --       (1.7)      (0.9)
Meals and entertainment                                  --        0.1        0.6
Valuation allowance                                    34.0       37.5        3.0
Tax refunds received on amounts fully reserved        (26.8)        --         --
Other                                                    --       (1.9)      (2.7)
                                                      -----      -----      -----
          Total                                       (26.8%)     (0.0%)    (35.0%)
                                                      =====      =====      =====

8.  EMPLOYEE BENEFIT PLANS

      The Company offered a 401(k) savings plan. Contributions to the plan are in the form of employee salary deferral, subject to discretionary employer-matching contributions. The Company's contributions to the plan were approximately $0, $71,000 and $81,000 in 2004, 2003, and 2002, respectively. In February 2004, this plan was assumed by Open Wheel and the Company has no future obligations under the plan.

9. ACQUISITION OF RACEWORKS, LLC

      On March 7, 2003, the Company acquired all of the membership interests in Raceworks, LLC ("Raceworks"). The results of Raceworks' operations have been included in the consolidated financial statements since that date. Raceworks is a motorsports promotion company and held a revocable license agreement to annually conduct a street race in downtown Miami through 2017, with an option to extend for an additional ten (10) years. The aggregate purchase price was $1.2 million including $473,000 of cash and a promissory note of $722,000. In December 2003, the Company entered into an agreement for full and final settlement of the note for a cash payment to the note holders of $361,250.

      The following table summarizes the estimated fair values, at the time of acquisition, of the assets acquired and liabilities assumed as part of the acquisition.

Current assets                                $  449,000
Property and equipment                         4,120,000
Other assets                                      36,000
Intangible assets including goodwill           1,262,000
                                              ----------
         Total assets acquired                 5,867,000
                                              ----------
Current liabilities                           (1,916,000)
Long-term debt                                (2,778,000)
                                              ----------
         Total liabilities assumed            (4,694,000)
                                              ----------
Net assets acquired                           $1,173,000
                                              ==========

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

      Because operating results and cash flows were significantly lower than expected, the Company concluded the assets were impaired (see Note 11). In December 2003, Raceworks' operations were discontinued. A wind-up of the business is currently under way due to CART's bankruptcy filing, the subsequent sale of its assets to Open Wheel and Open Wheel's decision not to continue racing in Miami. In 2004, settlements have been negotiated with certain Raceworks vendors which resulted in reductions of administrative expenses of approximately $563,000.

10. DEBT

      In July 2002, the Company guaranteed a $1.8 million commercial term loan in connection with the operations of Raceworks. The Company subsequently assumed this loan in conjunction with the acquisition of Raceworks. On May 10, 2004, the Company entered into an assignment and release agreement that was for full and final settlement of any and all obligations related to the loan in exchange for a cash payment from the Company of the remaining principal balance of $1,700,000.

11. ASSET IMPAIRMENT AND STRATEGIC CHARGES

      RACEWORKS, LLC. During 2003, operating results and cash flows of Raceworks were significantly lower than expected, which were considered to be an indication of impairment. Based on operating results and other qualitative information, the future earnings forecasts were revised and the fair value determined. The Company recognized a non-cash asset impairment charge of $1,262,000 to write-off goodwill and other intangible assets related to the purchase of Raceworks during 2003. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

      In September 2003, the Company reviewed the carrying value of the long-lived assets of Raceworks using estimated cash flows. The carrying values of the long-lived assets were considered impaired. In the absence of quoted market prices, the fair values of the long-lived assets were determined using estimates of amounts at which the assets could be sold to third parties in current transactions, less selling costs. The Company recognized a non-cash asset impairment charge of $2,038,000 for the period ended September 30, 2003 to reduce the carrying value of the property and equipment of Raceworks to estimated fair value.

      In December 2003, after the merger agreement with Open Wheel was terminated as described in Note 1, it was determined that Open Wheel had no interest in the assets of Raceworks or in continuing to race in the city of Miami. The Company initiated a plan to wrap-up the affairs of Raceworks by closing the office and liquidating its remaining assets. The assets were written-down to their estimated fair value and the Company recognized an asset impairment charge of $1,755,000 in the year December 31, 2003.

      CART, PROMOTION AGENCY, LTD., AND CART LICENSED PRODUCTS, INC. The sale of certain assets and common stock to Open Wheel, on February 13, 2004, pursuant to the court approved sale described in Note 1, established fair value for such assets. Because the carrying value of such assets and common stock at December 31, 2003 exceeded their fair values an impairment charge was recognized in 2003 as follows:

Value received (in thousands):
     Cash                                            $ 3,260
     Liabilities assumed:
          Points fund and royalties payable            2,740
          Intercompany debt                              571
          Accounts payable                               192
          Other liabilities                               32
                                                     -------
Total value received                                   6,795
Net book value of assets sold                         11,001
                                                     =======
Impairment recognized                                $(4,206)
                                                     =======

12. COMMITMENTS AND CONTINGENCIES

      LITIGATION. On November 4, 2003, 88 Corp. filed suit against CART in the United States Federal District Court for the Central District of California. 88 Corp., the promoter of the CART race at the California Speedway in Fontana, California, claimed that the race which was to be held on November 2, 2003 was cancelled due to a "force majeure" and requested a judicial determination as to whether or not the organizational and rights fee of $2.5 million, previously paid by 88 Corp. to CART, minus reasonable expenses incurred by CART, should be refunded to 88 Corp. As a result of the bankruptcy of CART, this litigation was suspended. 88 Corp. has filed a proof of claim against CART in the bankruptcy court proceedings requesting repayment of the $2.5 million, imposition of a constructive trust, and such other relief as the bankruptcy court deems appropriate. CART has objected to the claim and has asserted against 88 Corp. a claim for wrongful termination of the sanction agreement as it relates to the 2003 and 2004 races in the amount of $5.2 million. At the time CART stock was cancelled and its assets and liabilities were placed in the CART Liquidating Trust, the Company was unable to make a determination as to the likelihood of an unfavorable outcome or estimate the amount or range of the recovery or loss. CART Liquidating Trust ("CLT") has entered into a settlement agreement with 88 Corp. in which CLT agreed to pay 88 Corp. $1.5 million and assign its interest, if any, in a potential claim against Open Wheel. The settlement is subject to approval by that bankruptcy court, which has not as yet been secured.

      On March 30, 2004 Engels (No. 1) f/k/a Silverstone Motorsport Limited f/k/a Brands Hatch Circuits, Limited ("Brands Hatch") filed a proof of claim (the "Brands Hatch Proof of Claim") in CART's chapter 11 case asserting a claim in the amount of $1,150,720. The Brands Hatch Proof of Claim arose out of an Official Race Agreement (the "Agreement") executed by CART and Brands Hatch on or around March 30, 2004. On July 30, 2004, CART objected to the Brands Hatch Proof of Claim and asserted counterclaims, commencing an adversary case captioned as CART, Inc. v. Silverstone Motorsport Limited, No. 04-00440 (the "Adversary Proceeding"). On or around January 26, 2005, CART and Brands Hatch executed a Settlement Agreement disposing of the Adversary Proceeding and the Brands Hatch Proof of Claim and releasing both CART and Brands Hatch from all claims arising out of the Agreement, the Brands Hatch Proof of Claim and the Adversary Proceeding. Pursuant to the Settlement Agreement, the Brands Hatch Proof of Claim was allowed in the amount of $115,000.000.

      In connection with CART's bankruptcy filing, based upon filings by creditors of CART, there may be claims by creditors against CART which could result in litigation against CART in bankruptcy court. The Company is currently unable to determine to what extent or whether these asserted and unasserted claims will be allowed or if they will ultimately result in litigation involving CART.

      On August 5, 2004 the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1,500,000 in July 2002 which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy filing under Chapter 11 of the Bankruptcy Code. The Company has not filed an answer at this point and is unable to make a determination as to the likelihood of an unfavorable outcome. The range of the possible loss is up to $1,500,000.

      The Company is party to several lawsuits. Management cannot predict the outcome of the litigation, and is unable to estimate the impact that ultimate resolution of these matters may have on the Company's financial position or results of operations.

      EMPLOYMENT AGREEMENTS. The Company has employment agreements with its CEO and CFO. The employment agreements expire on June 30, 2005.

      REVENUE AGREEMENTS. The Company had entered into promoter and sponsorship agreements that extend through various dates, with the longest date expiring in the 2008 racing season. Under the promoter agreements, the Company was obligated to sanction Champ Car World Series racing events and provide related race management functions. Under the sponsorship agreements, the Company granted certain corporations official sponsorship status. In return, the corporations received recognition and status rights, event rights and product category exclusivity rights. The promoter and sponsor agreements still in effect as of December 31, 2003 were assumed by Open Wheel, as part of the Agreement discussed in Note 1.

      Television agreements with various broadcast companies for production, sales and worldwide distribution of the Company's events ended on December 31, 2003.

      TEAM ASSISTANCE. In 2003, the Company provided assistance to certain teams to ensure that there were a sufficient number of race cars competing in the Company's series. The Company spent $31.8 million in team assistance during the 2003 race season which was recorded in race distributions. The assistance ended on December 31, 2003.

      ENTRANT SUPPORT PROGRAM. In 2003, the Company provided financial assistance to teams that participated in the Champ Car World Series, including teams affiliated with our directors and/or 5% stockholders. The Entrant Support Program ("ESP") provided up to $42,500 in cash payments to teams, per race, for each car entered into the series. The agreements with the teams ended on December 31, 2003. Entrant support program expenses were recorded in race distributions.

      TELEVISION TIME BUYS. In 2003, the Company entered into a time buy agreement for the 2003 and 2004 race season. However, as a result of the Asset Purchase Agreement discussed in Note 1 the Company did not promote races in 2004. Therefore, the obligation of both parties subject to the time buy agreement is non-assertive for the 2004 race season.

13. STOCK OPTION PLANS

      1997 STOCK OPTION PLAN. In December 1997, the Board of Directors of the Company (the "Board") authorized, and the stockholders of the Company approved, a stock incentive plan for executive and key management employees of the Company and its subsidiaries, including a limited number of outside consultants and advisors, effective as of the completion of the Company's initial public offering (the "1997 Stock Option Plan"). Under the 1997 Stock Option Plan, key employees, outside consultants and advisors (the "Participants") of the Company and its subsidiaries (as defined in the 1997 Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option Plan). A maximum of 2,000,000 shares of common stock are subject to the 1997 Stock Option Plan. Options granted vest pro-rata over a three-year period. No stock option is exercisable after ten years from the date of the grant, subject to certain conditions and limitations.

      In addition, in December 1997, the Board and the stockholders of the Company approved a Director Stock Option Plan permitting the granting of non-qualified stock options ("Director NQSOs") for up to 100,000 shares of common stock to directors of the Company who are neither employees of the Company nor affiliates of a race team which participates in CART race events (an "Independent Director"). Each person who is first elected or appointed to serve as an Independent Director of the Company is automatically granted an option to purchase 10,000 shares of Company common stock. In addition, each individual who is re-elected as an Independent Director is automatically granted an option to purchase 5,000 shares of Company common stock each year on the date of the annual meeting of stockholders. Each of the options automatically granted upon election, appointment or re-election as an Independent Director are exercisable immediately at a price equal to the fair market value of the common stock on the date of grant. In no event may a Director NQSO be exercised more than ten years from the date of grant. In addition, each Independent Director may elect to receive stock options in lieu of any director's fees payable to such individuals.

      No further options will be granted under either the 1997 Stock Option Plan or the Director's Stock Option Plan.

      The following table summarizes information about stock options under the 1997 Stock Option Plan and Directors Stock Option Plan:

                                                           WEIGHTED     WEIGHTED
                                                            AVERAGE      AVERAGE
                                              NUMBER OF    REMAINING    EXERCISE
  1997 DIRECTOR & STOCK OPTION PLAN            SHARES        LIFE         PRICE
-------------------------------------         ---------    ---------    --------
Options outstanding January 1, 2002             602,572         6.6     $  20.50
(402,477 are exercisable)
Forfeited                                      (337,302)         --        21.16
                                              ---------    ---------    --------
Options outstanding December 31, 2002           265,270         4.1        19.67
(256,287 are exercisable)
Forfeited                                       (89,968)         --        17.51
                                              ---------    ---------    --------
Options outstanding December 31, 2003           175,302         4.7        20.77
(175,302 are exercisable)
Forfeited                                      (167,802)         --        20.59
                                              ---------    ---------    --------
Options outstanding December 31, 2004             7,500         4.5     $  25.00
(7,500 are exercisable)
                                              =========    =========    ========

      The weighted average exercise price of exercisable options at December 31, 2004 was $25.00. Options outstanding at December 31, 2004 range in exercise price from $20.00 to $27.50.

            2001 STOCK OPTION PLAN. In May 2001, the Board authorized and the stockholders of the Company approved a 2001 Long Term Stock Incentive Plan ("2001 Stock Option Plan"), which provides for grants of stock options to eligible participants including employees, officers, directors, consultants and other key persons. The 2001 Long Term Stock Incentive Plan authorizes the grant to participants of options to purchase up to 1,500,000 shares of the Company's common stock. Options granted vest pro-rata over a three-year period. No stock option is exercisable after ten years from the date of the grant, subject to certain conditions and limitations.

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

      The term of each option may not exceed ten years and, additionally, may not exceed twelve months following the termination of providing services to the Company, unless modified by the Compensation Committee of the Board.

                                                     WEIGHTED    WEIGHTED   WEIGHTED
                                                      AVERAGE     AVERAGE   AVERAGE
                                           NUMBER    REMAINING   EXERCISE     FAIR
2001 STOCK OPTION PLAN                   OF SHARES     LIFE        PRICE     VALUE
--------------------------------------   ---------   ---------   --------   --------
Options outstanding January 1, 2002        848,450      9.8      $  15.30   $     --
 (40,000 are exercisable)
Granted                                    553,250      9.5          7.38       5.71
Forfeited                                 (265,650)      --         15.26         --
                                         ---------      ---      --------   --------
Options outstanding December 31, 2002    1,136,050      9.2         11.49         --
 (217,016 are exercisable)
Forfeited                                 (106,750)      --          9.93         --
                                         ---------      ---      --------   --------
Options outstanding December 31, 2003    1,029,300      8.2         11.65         --
(581,192 are exercisable)
Forfeited                                (226,800)       --         11.35         --
                                         ---------      ---      --------   --------
Options outstanding  December 31, 2004     802,500      7.2      $  11.74   $     --
(705,833 are exercisable)
                                         =========      ===      ========   ========

      The weighted average price of exercisable options at December 31, 2004 was $12.67. Options outstanding at December 31, 2004 range in exercise price from $4.90 to $16.64. At December 31, 2004, a remaining 697,500 shares are reserved for issuance under the 2001 Stock Option Plan.

14. SEGMENT REPORTING

      The Company had two reportable segments, sanctioning and race promotions. In 2003, the Company added "Race Promotions" as a reportable segment. There were no prior period adjustments relating to the new reportable segment.

      Sanctioning encompassed all the business operations of organizing, marketing and staging all of our open-wheel racing events when we acted as a sanctioning body as well as corporate expenses. We received a sanction fee from the event promoter for our services that is either fixed or is based upon a profit sharing agreement. Sanction fees revenue, sponsorship revenue, television revenue, engine lease revenue, race distributions and race expenses, television expenses and administrative expenses were recognized in the sanctioning segment.

      Race promotions encompassed all the business operations of marketing and promoting our open-wheel racing events when we acted as promoter and had exclusive rights to the event. We received the revenues from the event and were responsible for the expenses of the event.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's long-lived assets were substantially used in the sanctioning segment in the United States. The Company evaluated performance based on income before income taxes.

      Because we have ceased operations and intend to liquidate our remaining assets we no longer have race promotion activity. All significant activity during 2004 was corporate activity.

                                           YEARS ENDED DECEMBER 31,
                                   ---------------------------------------
(In Thousands)                     SANCTIONING  RACE PROMOTION     OTHER*     TOTALS
--------------                     -----------  --------------   ---------   --------
2003
Revenues                           $    46,951    $   2,474      $     271   $ 49,696
Interest income                          1,266           --              8      1,274
Depreciation and amortization            3,790           --             51      3,841
Segment loss before income taxes       (82,654)      (9,790)            92    (92,352)

2002
Revenues                           $    57,146    $      --      $      99   $ 57,245
Interest income                          3,749           --             13      3,762
Depreciation and amortization            1,361           --             75      1,436
Segment loss before income taxes       (20,725)          --           (138)   (20,863)

*Segment is below the quantitative thresholds for presentation as a reportable segment. This segment is related to the Company's licensing royalties.

      Reconciliations to the consolidated balance sheets totals at December 31 were as follows:

(In Thousands)               2003
--------------             --------
Race Operations            $ 18,925
Race Promotion                  894
Other                           226
                           --------
Total consolidated assets  $ 20,045
                           ========

      Domestic and foreign revenues, which were allocated to each country based on sanction fees, sponsorship revenues and television revenues, the three years ended December 31 were as follows:

(In Thousands)               2003      2002
--------------             --------  --------
United States              $ 30,461  $ 33,820
Canada                        6,371     6,500
Mexico                        5,175     6,704
Other foreign countries       7,689    10,221
                           --------  --------
Total                        49,696  $ 57,245
                           ========  ========

      Revenues from one promoter in 2003 and 2002 were $6.4 million and $6.5 million respectively, which exceeded 10% of total revenues.

15. LOSS PER SHARE

      Loss per share ("EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. Shares contingently issuable relate to shares that would have been outstanding under certain stock option plans (see Note 13) upon the assumed exercise of dilutive stock options.

                                                           YEARS ENDED DECEMBER 31,
                                                     2004            2003           2002
                                                     ----            ----           ----
                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net loss                                           $ (4,553)      $ (92,352)      $(14,517)
                                                   ========       =========       ========
Basic and diluted EPS:
    Weighted average common shares outstanding       14,718          14,718         14,718
                                                   ========       =========       ========
    Net loss per common share, basic and diluted   $  (0.31)      $   (6.27)      $  (0.92)
                                                   ========       =========       ========

      Due to a loss from operations 810,000, 1,204,602 and 1,401,320 incremental shares relating to the dilutive effect of stock options were excluded from the calculation of diluted loss per share due to their anti-dilutive effect in 2004, 2003 and 2002, respectively.

16. RELATED PARTY TRANSACTIONS

      The Company has entered into transactions with entities that are affiliated with the Company's directors and/or 5% stockholders (related parties).

      Gerald R. Forsy the, a 22.9% stockholder of the Company, is one of three principal members of Open Wheel, the others being Mr. Gentilozzi and Mr. Kalkhoven. Open Wheel purchased the operating assets of CART in February 2004. The consideration paid to CART for the purchase of such assets, along with the stock of Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. was of $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of Open Wheel, forgiveness of $1.3 million in prize money due teams affiliated with principals of Open Wheel, including Mr. Forsythe, and the assumption of certain promoter, sponsorship, and other contracts. The agreement was approved by order of the bankruptcy court at a hearing held on January 28, 2004.

      The Company received sanction fees from promoters affiliated with related parties. Total sanction fee revenue related to these entities for 2004, 2003 and 2002 was approximately $0, $ 4.9 million, and $10.6 million, respectively. No sanction fees from a single related entity provided more than 10% of the Company's revenues in 2004, 2003 and 2002.

      The Company rented track facilities from promoters affiliated with related parties. Total track rental expense related to these entities for 2004, 2003 and 2002, was approximately $0, $0, and $853,000, respectively.

      At December 31, 2004 and 2003, the Company had accounts receivable of approximately $0 and $518,000, respectively, due from related parties. The receivables relate to billings associated with sanction fees and miscellaneous team and promoter charges.

      The Company received entry fees and other race-related income to participate in the Champ Car World Series from teams affiliated with related parties. Such fees received from teams amounted to $0, $196,000 and $655,000 in 2004, 2003 and 2002, respectively.

      The Company disbursed purse winnings, awards and participation payments to teams affiliated with related parties. Total purse winnings and awards related to these teams for 2004, 2003 and 2002 were $0, $14.0 million and $11.3 million, respectively.

      In 2003, the Company received engine lease revenue and provided financial assistance to teams affiliated with related parties. Total engine lease income and financial assistance related to the entities was $900,000 and $12.3 million, respectively.

      As part of the race in Miami, Florida, a special promotion was undertaken whereby a rock music concert was cross-promoted in conjunction with the race event. An agreement was entered into with Motorock, LLC, a rock concert promoter, whose principals are Mr. Gentilozzi and Mr. Kalkhoven, who are also principals in Open Wheel, which purchased the assets of CART. The Company received $141,000 from Motorock, LLC, in exchange for tickets, hospitality and advertising rights at the race.

      In 2004, the Company sanctioned the races for Open Wheel, which is owned by Mr. Forsythe, a 22.9% owner of the Company and Mr. Gentilozzi and Mr. Kalkhoven. The Company received $12,500 for eight domestic races it sanctioned and was reimbursed for various expenses it incurred in sanctioning the events. Based on the terms of the Sanctioning Agreement between the Company and Open Wheel, the agreement expired December 31, 2004.

      The Company paid for at-track rights to promoters affiliated with related parties in order to satisfy contractual obligations with certain sponsors. Total at-track rights related to these entities for 2004, 2003 and 2002 were $0, $0, and $400,000, respectively

      The Company paid for marketing expenses to promoters affiliated with related parties. Total marketing expenses related to these promoters for 2004, 2003 and 2002 were $0, $0, and $700,000, respectively.

      The Company paid royalties to teams and promoters affiliated with related parties. Total royalty expense for these entities for 2004, 2003 and 2002 were $0, $33,000 and $46,000, respectively.

      At December 31, 2004 and 2003, the Company has accounts payable and royalties payable of approximately $0 and $33,000, respectively, due to teams and promoters affiliated with related parties.

      A former officer of the Company is a principal in a law firm which received fees for legal services provided to the Company. Such fees amounted to approximately $0, $57,000 and $125,000 in 2004, 2003 and 2002, respectively.

17. SUMMARIZED QUARTERLY DATA (UNAUDITED)

      Following is a summary of the quarterly results of operations for the years ended December 31, 2004, 2003 and 2002.

(In Thousands, Except Per Share Data)    First     Second      Third      Fourth      Total
-------------------------------------   -------   --------   ---------   --------   ---------
2004
Total revenues                          $    54   $     47   $      63   $     7    $     171
Operating loss                           (2,116)      (549)       (345)    (2,653)     (5,663)
                                        -------   --------   ---------   --------   ---------
Net loss                                $(2,075)  $    361   $    (291)  $ (2,548)  $  (4,553)
                                        =======   ========   =========   ========   =========
Net loss per share:
     Basic and diluted                  $ (0.14)  $   0.02   $   (0.02)  $  (0.17)  $   (0.31)
                                        =======   ========   =========   ========   =========

(In Thousands, Except Per Share Data)    First     Second      Third      Fourth      Total
-------------------------------------   -------   --------   ---------   --------   ---------
2003
Total revenues                          $ 6,164   $ 14,408   $  18,170   $ 10,954   $  49,696
Operating loss                          (14,405)   (29,394)    (34,900)   (14,900)    (93,599)
                                        -------   --------   ---------   --------   ---------
Net loss                                $(8,989)  $(34,513)  $ (34,404)  $(14,446)  $ (92,352)
                                        =======   ========   =========   ========   =========
Net loss per share:
     Basic and diluted                  $ (0.61)  $  (2.34)  $   (2.34)  $  (0.98)  $   (6.27)
                                        =======   ========   =========   ========   =========

18. CART BANKRUPTCY AND CANCELLATION OF STOCK

      On December 16, 2003, CART, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court Southern District of Indiana.

      In January 2004, the bankruptcy court approved payments related to pre-petition employee expense reimbursements and health benefits in the amount of $28,327.

      On February 13, 2004, the assets of CART, the common stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., were sold to Open Wheel for total cash consideration of $3.3 million less cash on hand of $221,000. The agreement also included Open Wheel assuming $1.4 million in 2003 prize money to teams who were not affiliated with Open Wheel and forgiveness of $1.3 million in prize money due principals of Open Wheel; all of the 2003 prize money was an obligation of CART, and included in liabilities subject to compromise at December 31, 2003. In addition, Open Wheel assumed certain promoter, sponsor and other contracts. Prior to finalizing the sale, CART paid pre-petition payables in the amount of $492,000 related to the contracts assumed by Open Wheel. The sale agreement was pursuant to an order of the bankruptcy court at a hearing held on January 28, 2004. Other contracts assumed by Open Wheel and settlements entered into in the first quarter of 2004, reduced liabilities subject to compromise by $162,000 and $180,000, respectively. The reduction was offset by an increase in accrued payroll of $207,000 related to terminated employment contracts.

      The Company has entered into an agreement whereby it subordinated its claim for the CART inter-company liability to the other creditors in exchange for the agreement of the unsecured creditors of CART releasing the Company from all claims that could be asserted against the Company.

      CART continued to operate as debtor-in-possession under the bankruptcy code in order to wind up its affairs. On August 3, 2004, CART filed CART's Amended Chapter 11 Plan (the "Plan") and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART, Inc. (the "Disclosure Statement") with the bankruptcy court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART's creditors. The Disclosure Statement was approved by the bankruptcy court on August 3, 2004. The hearing on the confirmation of the Plan was held on September 13, 2004. On

September 23, 2004, the bankruptcy court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11 U.S.C. Sections 1129(a) And (b) And Fed.
R. Bankr. P. 3020 Confirming CART's Amended Chapter 11 Plan.

      An initial distribution of $307,000 was made to CART's creditors on October 8, 2004 according to the confirmed Plan.

      Pursuant to the Plan on November 18, 2004, the Company cancelled its 50 shares of stock in CART for no consideration and all remaining CART, assets and liabilities were transferred to the CART Liquidation Trust to be held, pending allowance or disallowance of disputed claims, and distributed to holders of allowed claims. The following table summarizes the assets and liabilities of CART on November 18, 2004 (in thousands).

Cash           $ 3,402
Other assets       737
Liabilities     (2,051)
               -------
Net assets     $ 2,088

      Pursuant to the Plan the Company subordinated its claim against CART to the benefit of secured and general unsecured creditors. As the Company's claim against CART is subordinated to other asserted and unasserted claims, the Company has recorded a reserve of $2,088,000, the entire balance of the receivable.

      A second distribution of $1.1 million was made to CART's creditors on January 19, 2005.

      The following statement of operations and statement of cash flows information for the period ended November 18, 2004 for CART, which are included in the consolidated financial statements of the Company:

                                   CART, INC.
                              DEBTOR IN POSSESSION
                        CONDENSED STATEMENT OF OPERATIONS
               FOR THE PERIOD JANUARY 1, 2004 TO NOVEMBER 18, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

REVENUES:
Other revenue             $   151
                          -------
Total revenue             $   151

EXPENSES:
Administrative expenses     1,617
                          -------
OPERATING LOSS             (1,466)
Interest income                13
                          -------
NET LOSS                  $(1,453)
                          =======

                                   CART, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD JANUARY 1, 2004 TO NOVEMBER 18, 2004
                                 (In Thousands)
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $ (1,453)
      Changes in asset and liabilities that provided (used) cash:
            Accounts and notes receivable                               739
            Prepaid expenses and other assets                           346
            Accounts payable                                           (721)
            Accrued liabilities                                        (325)
                                                                   --------
Net cash used in operating activities                                (1,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                    3,260
                                                                   --------
Net cash provided by investing activities                             3,260

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of inter-company payables                               (424)
                                                                   --------
Net cash used in financing activities                                  (424)

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,422
CASH AND CASH EQUIVALENTS AT January 1, 2004                          1,980
                                                                   --------
CASH AND CASH EQUIVALENTS AT  November 18, 2004                    $  3,402
                                                                   ========

                                   SCHEDULE II

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                            BALANCE
                                        BEGINNING   CHARGED TO   DEDUCTIONS   DEDUCTIONS      END
            DESCRIPTION                 OF PERIOD    EXPENSE        (1)          (2)       OF PERIOD
-------------------------------------   ---------   ----------   ----------   ----------   ---------
Allowance for doubtful
  accounts (deducted from
  accounts receivable):
      Year Ended December 31, 2004...   $   2,154   $    2,088   $      694   $    1,432   $   2,116
      Year Ended December 31, 2003...       1,282        1,422          550           --       2,154
      Year Ended December 31, 2002...       7,388        1,223        7,329           --       1,282
Allowance for doubtful
  notes (deducted from
  notes receivable):
      Year Ended December 31, 2004...   $     250   $       --   $      250   $       --   $      --
      Year Ended December 31, 2003...          21          250           21           --         250
      Year Ended December 31, 2002...         219           --          198           --          21

(1) Accounts deemed to be uncollectible.

(2) Deconsolidation of CART, Inc.