Form 10-Q
period 2005-03-31
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2005-05-16
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

                                 (317) 715-4196
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE               14,718,134 SHARES
         ----------------------------               -----------------
           (class of common stock)           (outstanding at March 31, 2005)



                         This report contains 25 pages.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                         PAGE

   ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             Consolidated Balance Sheets as of March 31, 2005 and
             December 31, 2004                                                           3

             Consolidated Statements of Operations for the Three Months
             Ended March 31, 2005 and 2004                                               4

             Consolidated Statement of Stockholders' Equity for the Three Months
             Ended March 31, 2005                                                        5

             Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2005 and 2004                                                     6

             Notes to Consolidated Financial Statements                                  7


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              12


   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES                                   16
             ABOUT MARKET RISKS

   ITEM 4.   CONTROLS AND PROCEDURES                                                    17


PART II - OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS                                                          18

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           18

SIGNATURES                                                                              19

EXHIBITS

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                              March 31, 2005    December 31, 2004
                                                                              --------------    -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  5,113            $  5,459
    Accounts receivable (net of allowance for doubtful accounts of $2,116 at
    March 31, 2005 and December 31, 2004)                                               9                   8
     Prepaid expenses and other current assets                                        181                 253
     Other                                                                              3                   3
                                                                                 --------            --------
           Total current assets                                                     5,306               5,723

                                                                                 --------            --------
TOTAL ASSETS                                                                     $  5,306            $  5,723
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                            $     65            $    102
     Accrued liabilities:
         Payroll                                                                       17                  13
         Professional fees and other                                                   90                  90
                                                                                 --------            --------
              Total current liabilities                                               172                 205

COMMITMENTS AND CONTINGENCIES (NOTE 3)                                                 --                  --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2005 and December 31, 2004
Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 shares
issued and outstanding at March 31, 2005 and December 31, 2004                        147                 147
Additional paid-in capital                                                         87,765              87,765
Accumulated deficit                                                               (82,778)            (82,394)
                                                                                 --------            --------
     Total stockholders' equity                                                     5,134               5,518
                                                                                 --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  5,306            $  5,723
                                                                                 ========            ========

See accompanying notes to unaudited consolidated financial statements

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           2005          2004
                                                         --------      --------
 REVENUES:
  Other revenue                                          $      1      $     54
                                                         --------      --------
       Total revenues                                           1            54

 EXPENSES:
  Administrative expenses                                     386         2,170
                                                         --------      --------

 OPERATING LOSS                                              (385)        (2116)
  Realized gain on sale of investments                         --             8
  Interest income                                              25            33
                                                         --------      --------
 LOSS BEFORE INCOME TAXES                                    (360)       (2,075)
  Income tax expense                                          (24)           --
                                                         --------      --------
 NET LOSS                                                $   (384)     $ (2,075)
                                                         ========      ========
 NET LOSS PER SHARE:
               BASIC AND DILUTED                         $  (0.03)     $  (0.14)
                                                         ========      ========
 WEIGHTED AVERAGE SHARES OUTSTANDING:
               BASIC AND DILUTED                           14,718        14,718
                                                         ========      ========

See accompanying notes to unaudited consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                ADDITIONAL
                                          COMMON STOCK           PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                    SHARES         AMOUNT        CAPITAL         DEFICIT          EQUITY
                                  ----------     ----------     ----------     ------------   -------------
BALANCES, JANUARY 1, 2005             14,718     $      147     $   87,765      $  (82,394)     $    5,518
   Net loss                               --             --             --            (384)           (384)
   Comprehensive loss                     --             --             --              --              --
                                  ----------     ----------     ----------      ----------      ----------
BALANCES, MARCH 31, 2005              14,718     $      147     $   87,765      $  (82,778)     $    5,134
                                  ==========     ==========     ==========      ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                            2005           2004
                                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $    (384)     $  (2,075)
     Adjustments to reconcile net loss to
            net cash used in operating activities:
           Accounts receivable                                                  (1)           967
           Prepaid expenses and other assets                                    72            468
           Other                                                                --
                                                                                               (5)
           Accounts payable                                                    (37)
                                                                                           (2,061)
           Accrued liabilities                                                   4            124
                                                                         ---------      ---------
                   Net cash used in operating activities                      (346)        (2,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                          --
                                                                                            1,035
     Proceeds from sale of CART, Inc. assets, equipment and stock of
subsidiary (net of cash sold)                                                   --
                                                                                            3,039
                                                                         ---------      ---------
                Net cash provided by investing activities                       --          4,074

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on notes payable                                                 --            (50)
                                                                         ---------      ---------
                Net cash used in financing activities                           --            (50)
                                                                         ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (346)         1,442
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             5,459          3,211
                                                                         ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   5,113      $   4,653
                                                                         =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                   $      25      $      --

See accompanying notes to unaudited consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of March 31, 2005 and December 31, 2004, the results of their operations for the three months ended March 31, 2005 and 2004, the statement of stockholder's equity for the three months ended March 31, 2005, and their cash flows for the three months ended March, 2005 and 2004.

         The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

         On December 15, 2003, we announced that we had entered into an Asset Purchase Agreement (the "Agreement") with Open Wheel. The Agreement would allow Open Wheel to purchase the assets of CART, needed to operate the Champ Car World Series and the stock of Pro-Motion Agency, Inc., our subsidiary that operates the Toyota Atlantics series and CART Licensed Products, Inc., our subsidiary that operates our licensed merchandise function. In addition, Open Wheel would assume from us and CART, the rights and obligations under certain promoter, sponsor and other contracts. Open Wheel stated that it intended to continue to operate the Champ Car World Series and the Toyota Atlantic series. The total consideration that would be paid under the agreement was $3.0 million less $1.5 million in 2003 prize money to teams who were not affiliated with Open Wheel; which was an obligation of CART that would be assumed by Open Wheel. The Agreement terminated the previously announced merger agreement that we had entered into with Open Wheel on September 10, 2003.

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

         On February 13, 2004, the assets of CART, the stock of Pro-Motion Agency, Inc. and CART Licensed Products, Inc., were sold to Open Wheel for total cash consideration of $3.3 million, assumption of liabilities of $1.4 million in 2003 prize money to teams who were not affiliated with Open Wheel which was an obligation of CART, forgiveness of $1.3 million in prize money due principals of Open Wheel which was an obligation of CART and the assumption of certain promoter, sponsor and other contracts, pursuant to an order of the bankruptcy court at a hearing held on January 28, 2004.

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

         Pursuant to the "Plan" on November 18, 2004, the Company canceled its stock in CART and all remaining CART, assets and liabilities were transferred to the CART Liquidating Trust to be held, pending allowance or disallowance of disputed claims, and distributed to holders of allowed claims.

         We currently intend to liquidate our remaining assets, pay off our remaining liabilities, and complete the process of liquidation and winding up the Company's affairs as soon as practicable. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time, but will consider this option when all material claims of the CART Liquidating Trust are resolved and paid and after approval by our shareholders. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries, severance and related costs, legal and accounting fees. While we cannot currently make a precise estimate of the expenses, we believe that a significant portion of our current cash may be required to pay the above expenditures.

         The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company's intention to liquidate the remaining assets, pay off the remaining liabilities, and complete the process of liquidation and dissolution of the Company's affairs raise substantial doubt about its ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. For the three months ended March 31, 2004, the financial statements include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. (Debtor in Possession) and Raceworks, LLC and through February 13, 2004, Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. For the three months ended March 31, 2005, the financial statements include financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiary Raceworks, LLC. All significant intercompany balances have been eliminated in consolidation.

         BASIC AND DILUTED LOSS PER SHARE. Basic earnings per share is calculated as net income divided by the weighted average number of shares of common shares outstanding during the period. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans, when dilutive.

         STOCK BASED COMPENSATION. The Company has chosen to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its stock options granted to employees and directors. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed, and the exercise price equals the market price of the underlying stock on the grant date. The following illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure":



           (In Thousands)

                                                                Three Months Ended
                                                                      March 31,
                                                                 2005            2004
                                                               ---------      ---------
NET LOSS
As reported                                                    $    (384)     $  (2,075)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                   (244)          (513)
                                                               ---------      ---------
Pro forma                                                      $    (628)     $  (2,588)
                                                               =========      =========

BASIC AND DILUTED LOSS PER SHARE
As reported                                                    $   (0.03)     $    (.61)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                  (0.01)         (0.01)
                                                               ---------      ---------
Pro forma                                                      $   (0.04)     $   (0.62)
                                                               =========      =========

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

3. COMMITMENTS AND CONTINGENCIES

              LITIGATION. On November 4, 2003, 88 Corp. filed suit against CART, Inc. in the United States Federal District Court for the Central District of California. 88 Corp., the promoter of the CART Champ Car World Series race at the California Speedway in Fontana, California, claimed that the race, which was to be held on November 2, 2003, was canceled due to a "force majeure" and requested a judicial determination as to whether the organizational and rights fee of $2.5 million, previously paid by 88 Corp. to CART, minus reasonable expenses incurred by CART, should be refunded to 88 Corp. As a result of the bankruptcy of CART, this litigation was suspended. 88 Corp. has filed a proof of claim against CART in the bankruptcy court proceedings requesting repayment of the $2.5 million, imposition of a constructive trust, and such other relief as the bankruptcy court deems appropriate. CART has objected to the claim and has asserted against 88 Corp. a claim for wrongful termination of the sanction agreement as it relates to the 2003 and 2004 races in the amount of $5.2 million. At the time the CART stock was canceled and its assets and liabilities were placed in the CART Liquidating Trust ("CLT"), the Company was unable to make a determination as to the likelihood of an unfavorable outcome or estimate the amount or range of the recovery or loss. On April 27, 2005, CLT entered into a settlement agreement with 88 Corp. in which CLT agreed to pay 88 Corp. $1.7 million. The settlement was subject to approval by the bankruptcy court. On May 10, 2005, the bankruptcy court approved the settlement. This settlement becomes final on May 20, 2005.

         In connection with CART's bankruptcy filing, based upon filings by creditors of CART, there may be claims by creditors against CART which could result in litigation against CART in bankruptcy court. The Company is currently unable to determine to what extent or whether these asserted and unasserted claims will be allowed or if they will ultimately result in litigation involving CART.

         On August 5, 2004, the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1.5 million in July of 2002, which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy by filing under Chapter 11 of the Bankruptcy Code. The Company has not filed an answer at this point in time and is unable to make a determination as to the likelihood of an unfavorable outcome. The range of the possible loss is up to $1.5 million.

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

         Significant accounting estimates include the allowance for doubtful accounts for trade accounts receivable, income taxes and related valuation allowances, litigation and certain accrued liabilities.

         We believe that the estimates, assumptions and judgments involved in the accounting policies described below have a material impact on our financial statements. These areas are subject to the risks and uncertainties we describe in this report. Actual results, therefore, could differ from those estimated.

Litigation

         We are involved in litigation as a part of our normal course of business and as a result of CART, Inc.'s bankruptcy filing. Our litigation proceedings are included in our most recent Form 10-K, Item 3: Legal Proceedings and updated, as needed, in Part II-Other Information, Item 1: Legal Proceedings in this Form 10-Q. When a complaint is filed by or against us that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and reasonably estimable, we record the expense. When we are the party filing the claim, we do not record gain contingency until any recovery from the claim are assured.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2005

         We plan to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company's affairs as soon as practicable.

         In 2005, the Company does not expect to receive any revenue as it has ceased operation and is in the process of winding up its affairs.

         Expenses will be incurred to complete the wind up of the Company. Wind up expenses will be incurred for salaries and benefits, office, legal, accounting and public company expenses.

         Total revenues were $1,000 for the three months ended March 31, 2005, related to miscellaneous receipts.

         Total expenses were $385,000 for the three months ended March 31, 2005. Expenses consisted of legal and consulting fees of $110,000, salaries, employee and related expenses of $200,000, insurance of $72,000 and other office and miscellaneous expenses and credits.

         Interest income from cash investments for three months ended March 31, 2005 was $25,000.

         Income tax expense recorded during the three month ended March 31, 2004, was $25,000 for a state income tax audit for the 2000 tax year.

         Net loss for the three months ended March 31, 2005 was $384,000.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2004

         We plan to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the company's affairs as soon as practicable.

         In 2004, the only revenues the Company expects to receive are from sanctioning revenues paid to us by Open Wheel for sanctioning their races for the 2004 season, miscellaneous revenue and interest income from our remaining cash reserves. Sanctioning fees were $12,500 per domestic race. No sanction fees were recognized in the three months ended March 31, 2004. Total revenues were $54,000 for the three months ended March 31, 2004, related to equipment rental and other miscellaneous revenues.

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

         Net loss for the quarter ended March 31, 2004 was $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

              We currently intend to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company's affairs. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time but will consider this option when all material claims of the CART Liquidating Trust are resolved and paid. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries, severance and related costs, legal and accounting fees, as well as payments to a liquidation trustee. While we cannot currently make a precise estimate of the expenses, we believe a significant portion of our current cash may be required to pay the above expenditures.

         Since our inception, we have funded our operations and capital expenditures from the proceeds of our public offerings and available cash. At March 31, 2005, we had $5.1 million in working capital, and our primary source of liquidity was $5.1 million in cash and cash equivalents. Our cash balance on March 31, 2005 was $5.1 million, a net decrease of $346,0000 from December 31, 2004. This decrease was the result of net cash used in operating activities of $346,000.

         In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires on October 31, 2010. The total amount due through the life of the lease as of March 31, 2005 is $1.7 million. We have sublet this office space to Open Wheel, and retain office space for our use, at no cost. However, we remain liable on the lease.

                                                                   Payments due by Period
                                                                   ----------------------
                                                             Less Than        1-3          4-5       After 5
Contractual Obligations                         Total         1 Year         Years        Years       Years
-----------------------                      ------------   ----------     ----------   ----------   -------
Operating Leases*                            $  1,725,055   $  308,965     $  926,895   $  489,195   $    --
                                             ------------   ----------     ----------   ----------   -------

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

DISTRIBUTION OF ASSETS, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

         Our Board of Directors has not established a firm timetable for proposing to our stockholders a plan of liquidation, nor can we assure approval of such a plan or the amount of any distributions to our stockholders. We are currently unable to predict the precise timing of any distribution, if any, pursuant to our wind down. The timing of distribution, if any, will depend on and could be delayed by, among other things, the timing of claim settlements with creditors and potential litigation. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the grounds that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.

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

RELATED PARTY TRANSACTIONS

         Gerald R. Forsythe, is one of the principal members of Open Wheel which purchased the assets of CART, Inc. pursuant to an Asset Purchase Agreement, entered into in February 2004. The consideration paid to CART, Inc., for the purchase of the assets, along with the stock of Promotion Agency, Ltd. And CART Licensed Products, Inc. was $3.3 million in cash, the assumption by the buyer of $1.4 million in prize money owed to teams not affiliated with the principals of Open Wheel, forgiveness of $1.3 million in prize money due teams affiliated with principals of Open Wheel, including Mr. Forsythe and the assumption of certain promoter, sponsorship, and other contracts. The agreement was approved by the order of the bankruptcy court at a hearing on January 28, 2004.

         In 2004, the Company sanctioned the races for Open Wheel. The Company received $12,500 for each domestic race it sanctions and was reimbursed for various expenses it incurred in sanctioning the events.

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

         Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC filings made from time to time, including, but not limited to, the Form 10-K for the year ended December 31, 2004. Copies of those filings are available from the Company and at the SEC's website www.sec.gov. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At March 31, 2005, our cash equivalents consisted of money market funds. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

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

         (b) Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. We are in the process of winding up the affairs of the Company. We currently have two employees, the Chief Executive Officer and Chief Financial Officer, and we also use temporary accounting help in winding up the Company's affairs. Our accounting staff consists of our Chief Financial Officer. All significant expenditures are authorized and approved by our Chief Executive Officer and considering the current state of the Company's affairs believe we have effective internal controls and authorizations in place.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

             31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher R. Pook, Chief Executive Officer dated as of May 15, 2005.

             31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas L. Carter, Chief Financial Officer dated as of May 15, 2005.

             32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Christopher R. Pook, Chief Executive Officer dated as of May 15, 2005.

             32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas L. Carter, Chief Financial Officer dated as of May 15, 2005.

(b)      Reports on Form 8-K.

             1) On March 31, 2005, Championship Auto Racing Teams, Inc. announced that it was unable to file its 2004 Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (SEC) by the deadline of March 31, 2005. The Company filed a Form 12b-25 with the SEC, which grants an automatic fifteen-day extension to the Form 10-K filing deadline in order to complete the audit of its financial statements for the year ended December 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHAMPIONSHIP AUTO RACING TEAMS, INC.


  Date:  May 15, 2005                   By:  /s/  Thomas L. Carter
         --------------------              -----------------------

                                           Thomas L. Carter
                                           Chief Financial Officer