Form 10-Q
period 2005-06-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2005-08-15
CIK 1051825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK $0.01 PAR VALUE                14,718,134 SHARES
        ----------------------------                -----------------
           (class of common stock)           (outstanding at June 30, 2005)



                         This report contains 25 pages.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                   PAGE
        ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                Consolidated Balance Sheets as of June 30, 2005 and
                December 31, 2004                                                                   3

                Consolidated Statements of Operations for the Three and Six Months
                Ended June 30, 2005 and 2004                                                        4

                Consolidated Statement of Stockholders' Equity for the Six Months
                Ended June 30, 2005                                                                 5

                Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 2005 and 2004                                                              6

                Notes to Consolidated Financial Statements                                          7


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      11


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES                                           16
                ABOUT MARKET RISKS

        ITEM 4. CONTROLS AND PROCEDURES                                                            16


PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                                                  17

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   17

SIGNATURES

CERTIFICATIONS

EXHIBITS

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                                     June 30, 2005       December 31, 2004
                                                                                     -------------       -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $  5,128             $  5,459
    Accounts receivable (net of allowance for doubtful accounts of $2,116 at
    June 30, 2005 and December 31, 2004)                                                       8                    8
    Prepaid expenses and other current assets                                                180                  253
    Other                                                                                      3                    3
                                                                                        --------             --------
           Total current assets                                                            5,319                5,723
                                                                                        --------             --------
TOTAL ASSETS                                                                            $  5,319             $  5,723
                                                                                        ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                    $     58             $    102
    Accrued liabilities:
      Payroll                                                                                 12                   13
      Professional fess and other                                                            181                   90
                                                                                        --------             --------
           Total current liabilities                                                         251                  205

COMMITMENTS AND CONTINGENCIES (NOTE 3)                                                        --                   --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2005 and December 31, 2004
Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 shares
issued and outstanding at June 30, 2005 and December 31, 2004                                147                  147
Additional paid-in capital                                                                87,765               87,765
Accumulated deficit                                                                      (82,844)             (82,394)
                                                                                        --------             --------
      Total stockholders' equity                                                           5,068                5,518
                                                                                        --------             --------
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                                               $  5,319             $  5,723
                                                                                        ========             ========



See accompanying notes to unaudited consolidated financial statements

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)


                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                              2005            2004            2005            2004
                                            --------        --------        --------        --------
REVENUES:
 Other revenue                              $      -        $     47        $      2        $    104
                                            --------        --------        --------        --------
      Total revenues                               -              47               2             104

EXPENSES:
 Administrative and indirect expenses             96             596             483           2,767
                                            --------        --------        --------        --------

OPERATING LOSS                                   (96)           (549)           (481)         (2,663)
 Realized gain on sale of investments              -               5               -              13
 Interest income                                  30              28              56              59
                                            --------        --------        --------        --------
LOSS BEFORE INCOME TAXES                         (65)           (516)            425          (2,591)
 Income tax expense (benefit)                      -            (877)             25            (877)
                                            --------        --------        --------        --------
NET INCOME (LOSS)                           $    (65)       $    361        $   (450)       $ (1,714)
                                            ========        ========        ========        ========
NET INCOME (LOSS) PER SHARE:

              BASIC AND DILUTED             $   0.00        $   0.02        $  (0.03)       $  (0.12)
                                            ========        ========        ========        ========
WEIGHTED AVERAGE SHARES OUSTANDING:
              BASIC AND DILUTED               14,718          14,718          14,718          14,718
                                            ========        ========        ========        ========

See accompanying notes to unaudited consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                         COMMON STOCK              ADDITIONAL
                                  -------------------------          PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                   SHARES           AMOUNT           CAPITAL          DEFICIT           EQUITY
                                  --------         --------         --------         --------          --------
BALANCES, JANUARY 1, 2005           14,718         $    147         $ 87,765         $(82,394)         $  5,518
   Net loss                             --               --               --             (450)             (450)
                                  --------         --------         --------         --------          --------

BALANCES, JUNE 30, 2005             14,718         $    147         $ 87,765         $(82,844)         $  5,068
                                  ========         ========         ========         ========          ========

See accompanying notes to unaudited consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               2005              2004
                                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $   (450)         $ (1,714)
     Adjustments to reconcile net loss to
           net cash used in operating activities:
           Bad debt                                                               450              (422)
           Accounts receivable                                                   (450)            1,500
           Income tax refundable                                                                   (882)
           Prepaid expenses and other assets                                       73               417
           Other                                                                   --               (13)
           Accounts payable                                                       (44)           (2,734)
           Accrued liabilities                                                     90               546
                                                                             --------          --------
                   Net cash used in operating activities                         (331)           (3,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                             --             4,019
     Proceeds from sale of CART, Inc. assets, equipment and stock of
        subsidiary (net of cash sold)                                              --             3,039
                                                                             --------          --------
                Net cash provided by investing activities                          --             7,058

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on notes payable                                                    --            (1,750)
                                                                             --------          --------
                Net cash used in financing activities                              --            (1,750)
                                                                             --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (331)            2,006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,459             3,211
                                                                             --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  5,128             5,217
                                                                             ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                       $     25          $     --


See accompanying notes to unaudited consolidated financial statements.

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the "Company") as of June 30, 2005 and December 31, 2004, the results of their operations for the three months and six months ended June 30, 2005 and 2004, the statement of stockholder's equity for the six months ended June 30, 2005, and their cash flows for the six months ended June, 2005 and 2004.

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

        Pursuant to the "Plan" on November 18, 2004, the Company canceled its stock in CART and all remaining CART assets and liabilities were transferred to the CART Liquidating Trust ("CLT") to be held, pending allowance or disallowance of disputed claims, and distributed to holders of allowed claims.

        We currently intend to liquidate our remaining assets, pay off our remaining liabilities, and complete the process of liquidation and winding up the Company's affairs as soon as practicable. Our Board of Directors has not adopted a plan of liquidation and dissolution but will consider this option when all material claims against the Company are resolved and paid and after approval by our stockholders. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries and related costs, and legal and accounting fees. While we cannot currently make a precise estimate of the expenses, we believe that a portion of our current cash may be required to pay the above expenditures.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION. For the three and six months ended June 30, 2004, the financial statements include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries - CART, Inc. (Debtor in Possession) and Raceworks, LLC and through February 13, 2004, Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. For the three and six months ended June 30, 2005, the financial statements include financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiary Raceworks, LLC. All significant intercompany balances have been eliminated in consolidation.

        BASIC AND DILUTED LOSS PER SHARE. Basic earnings per share is calculated as net income loss divided by the weighted average number of shares of common shares outstanding during the period. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans, when dilutive.

        STOCK BASED COMPENSATION. The Company has chosen to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its stock options granted to employees and directors. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed, and the exercise price equals the market price of the underlying stock on the grant date. The following illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure":

                          (In Thousands)
                                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                                     2005             2004               2005              2004
                                                                  ---------         ---------         ---------         ---------
NET INCOME (LOSS)
-----------------

As reported                                                       $     (65)        $     361         $    (450)        $  (1,714)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                         -              (358)                -              (778)
                                                                  ---------         ---------         ---------         ---------
Pro forma                                                         $     (65)        $       3         $    (450)        $  (2,492)
                                                                  =========         =========         =========         =========

DILUTED INCOME (LOSS) PER SHARE
-------------------------------

As reported                                                       $    0.00         $    0.02         $   (0.03)        $   (0.12)
Total stock-based employee compensation expense determined
    under the fair value based method, net of tax                         -             (0.02)                -             (0.05)
                                                                  ---------         ---------         ---------         ---------
Pro forma                                                         $    0.00         $    0.00         $   (0.03)        $   (0.17)
                                                                  =========         =========         =========         =========

All outstanding stock options were voluntarily forfeited as of March 31, 2005.

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

3. COMMITMENTS AND CONTINGENCIES

                LITIGATION. On November 4, 2003, 88 Corp. filed suit against CART, Inc. in the United States Federal District Court for the Central District of California. 88 Corp., the promoter of the CART Champ Car World Series race at the California Speedway in Fontana, California, claimed that the race, which was to be held on November 2, 2003, was canceled due to a "force majeure" and requested a judicial determination as to whether the organizational and rights fee of $2.5 million, previously paid by 88 Corp. to CART, minus reasonable expenses incurred by CART, should be refunded to 88 Corp. As a result of the bankruptcy of CART, this litigation was suspended. 88 Corp. has filed a proof of claim against CART in the bankruptcy court proceedings requesting repayment of the $2.5 million, imposition of a constructive trust, and such other relief as the bankruptcy court deems appropriate. CART has objected to the claim and has asserted against 88 Corp. a claim for wrongful termination of the sanction agreement as it relates to the 2003 and 2004 races in the amount of $5.2 million. At the time the CART stock was canceled and its assets and liabilities were placed in the CLT, the Company was unable to make a determination as to the likelihood of an unfavorable outcome or estimate the amount or range of the recovery or loss. On April 27, 2005, CLT entered into a settlement agreement with 88 Corp. in which CLT agreed to pay 88 Corp. $1.7 million. The settlement was subject to approval by the bankruptcy court. On May 10, 2005, the bankruptcy court approved the settlement.

        In connection with CART's bankruptcy filing, based upon filings by creditors of CART, there is one claim that we are aware of that resulted in litigation against CART in bankruptcy court and there may be other claims by creditors against CART which could result in additional litigation. The Company is currently unable to determine to what extent or whether these asserted and unasserted claims will be allowed or if they will ultimately result in litigation involving the Company. The amount of any distributions to the Company as a creditor of CART will be effected by any such litigation whether the result is the cost of litigation, settlement, or ultimate adverse decision. The result of such disputes will affect the amount ultimately distributed to the Company and thus available for distributions to stockholders.

        On August 5, 2004, the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1.5 million in July of 2002, which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy by filing under Chapter 11 of the Bankruptcy Code. The parties are discussing a settlement.

        EMPLOYMENT AGREEMENTS. The Company has modified the employment agreements with its Chief Executive Officer and Chief Financial Officer. The modified employment agreements expire on November 30, 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. We cannot list here all the risks and uncertainties that could cause our financial results to differ materially from our present expectations or projections regarding the estimated distribution to stockholders, but we can identify many of them. These are set forth in "Factors That May Affect Future Results."

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

Litigation

        We are involved in litigation as a result of CART, Inc.'s bankruptcy filing. Our litigation proceedings are included in our most recent Form 10-K,
Item 3: Legal Proceedings and updated, as needed, in Part II-Other Information,
Item 1: Legal Proceedings in this Form 10-Q. When a complaint is filed by or against us that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and reasonably estimable, we record the expense. When we are the party filing the claim, we do not record gain contingency until any recovery from the claim are assured.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2005

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

        Total expenses were $546,000 for the three months ended June 30, 2005 which were partially offset by a recovery of $450,000 from the CART Liquidation Trust. Expenses consisted of legal and consulting fees of $277,000, salaries, employee and related expenses of $197,000, insurance of $62,000 and other office and miscellaneous expenses and credits.

        Interest income from cash investments for three months ended June 30, 2005 was $30,000.

        Net loss for the three months ended June 30, 2005 was $65,000.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2005

        Total expenses were $933,000 for the six months ended June 30, 2005 which were partially offset by a recovery of $450,000 from the CART Liquidation Trust. Expenses consisted of legal and consulting fees of $387,000, salaries, employee and related expenses of $391,000, insurance of $133,000 and other office and miscellaneous expenses and credits.

        Interest income from cash investments for six months ended June 30, 2005 was $56,000.

        Income tax expense for the six months ended June 30, 2005 was $25,000.

        Net loss for the six months ended June 30, 2005 was $450,000.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2004

        In 2004, the only revenues the Company received were from sanctioning revenues paid to us by Open Wheel for sanctioning their races for the 2004 season, miscellaneous revenue and interest income from our remaining cash and short-term investments. Sanctioning fees are $12,500 per domestic race and there were eight domestic events in 2004.

        Expenses were incurred to complete the wind up of the Company. Wind up expenses were incurred for salaries and benefits, severance and related expenses, office, legal, accounting and public company expenses. CART, Inc., will also incur expenses related to setting up a liquidation trust and expenses of a liquidation trustee as well as other expenses related to its Chapter 11 Bankruptcy filing.

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

LIQUIDITY AND CAPITAL RESOURCES

                We intend to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company's affairs. Our Board of Directors has not adopted a plan of liquidation and dissolution at this time but intend to adopt a plan option when all material claims against the Company are resolved. In the event that our Board of Directors adopts a plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries and related costs, and legal and accounting fees, as well as payments to a liquidation trustee. While we cannot currently make a precise estimate of the expenses, a significant portion of our current cash may be required to pay the above expenditures.

        At June 30, 2005, we had $5.1 million in working capital, and our primary source of liquidity was $5.1 million in cash and cash equivalents. Our cash balance on June 30, 2005 was $5.1 million, a net decrease of $331,0000 from December 31, 2004. This decrease was the result of net cash used to pay net operating expenses of $483,000.

        In April 2002, we entered into a lease for a corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires on October 31, 2010. The total amount due through the life of the lease as of June 30, 2005 is $1.7 million. We have sublet this office space to Open Wheel, and retain office space for our use, at no cost. However, we remain liable on the lease.

                                                              Payments due by Period
                                                              ----------------------
                                                  Less Than            1-3                4-5             After 5
Contractual Obligations          Total             1 Year             Years              Years             Years
--------------------------------------------------------------------------------------------------------------------
Operating Leases*            $ 1,647,814        $   384,016        $   926,895        $   411,953        $        --
--------------------------------------------------------------------------------------------------------------------
Employment Agreements            142,307            142,307                 --                 --                 --
--------------------------------------------------------------------------------------------------------------------
Total                        $ 1,790,121        $   526,323        $   926,895        $   411,953        $        --
--------------------------------------------------------------------------------------------------------------------

* Sublet to Open Wheel for the amounts of lease obligations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE CANNOT ASSURE YOU OF THE AMOUNT, IF ANY, OF ANY DISTRIBUTION TO OUR STOCKHOLDERS UNDER A PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION.

        Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to a plan of distribution. Uncertainties as to the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to our stockholders. The actual nature and amount of all distributions will depend in part upon our ability to settle our liabilities or potential liabilities. We may not be successful in doing so to return a meaningful amount of cash to our stockholders.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

        We have current and future obligations to creditors. These include, without limitation, long-term contractual obligations. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditors may choose to bring a lawsuit against us, or continue an existing suit. Any litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distributions to stockholders.

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

DISTRIBUTION OF ASSETS, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

        Our Board of Directors has not established a firm timetable for proposing to our stockholders a plan of liquidation, nor can we assure approval of such a plan or the amount of any distributions to our stockholders. We are currently unable to predict the precise timing of any distribution, if any, pursuant to our wind down. The timing of distribution, if any, will depend on and could be delayed by, among other things, the timing of claim settlements with creditors and actual and potential litigation. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the grounds that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.

IF WE FAIL TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF OUR EXPENSES AND LIABILITIES, OUR STOCKHOLDERS COULD BE HELD LIABLE FOR PAYMENT TO OUR CREDITORS OF EACH SUCH STOCKHOLDER'S PRO RATA SHARE OF AMOUNTS OWED TO THE CREDITORS IN EXCESS OF THE CONTINGENCY RESERVE, UP TO THE AMOUNT ACTUALLY DISTRIBUTED TO SUCH STOCKHOLDER.

        If a plan of dissolution is proposed to and approved by our stockholders, we will file a Certificate of Dissolution with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware

General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

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

        We do not expect to recognize much additional revenue.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At June 30, 2005, our cash equivalents consisted of money market funds. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.

ITEM 4: CONTROLS AND PROCEDURES

        (a) As of June 30, 2005 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

                      CHAMPIONSHIP AUTO RACING TEAMS, INC.

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings.

        On November 4, 2003, 88 Corp. filed suit against CART, Inc. in the United States Federal District Court for the Central District of California. 88 Corp., the promoter of the CART Champ Car World Series race at the California Speedway in Fontana, California, claimed that the race, which was to be held on November 2, 2003, was canceled due to a "force majeure" and requested a judicial determination as to whether the organizational and rights fee of $2.5 million, previously paid by 88 Corp. to CART, minus reasonable expenses incurred by CART, should be refunded to 88 Corp. As a result of the bankruptcy of CART, this litigation was suspended. 88 Corp. has filed a proof of claim against CART in the bankruptcy court proceedings requesting repayment of the $2.5 million, imposition of a constructive trust, and such other relief as the bankruptcy court deems appropriate. CART has objected to the claim and has asserted against 88 Corp. a claim for wrongful termination of the sanction agreement as it relates to the 2003 and 2004 races in the amount of $5.2 million. At the time the CART stock was canceled and its assets and liabilities were placed in the CLT, the Company was unable to make a determination as to the likelihood of an unfavorable outcome or estimate the amount or range of the recovery or loss. On April 27, 2005, CLT entered into a settlement agreement with 88 Corp. in which CLT agreed to pay 88 Corp. $1.7 million. The settlement was subject to approval by the bankruptcy court. On May 10, 2005, the bankruptcy court approved the settlement.

        In connection with CART's bankruptcy filing, based upon filings by creditors of CART, there is one claim that we are aware of that resulted in litigation against CART in bankruptcy court and there may be other claims by creditors against CART which could result in additional litigation. The Company is currently unable to determine to what extent or whether these asserted and unasserted claims will be allowed or if they will ultimately result in litigation involving the Company. The amount of any distributions to the Company as a creditor of CART will be effected by any such litigation whether the result is the cost of litigation, settlement, or ultimate adverse decision. The result of such disputes will affect the amount ultimately distributed to the Company and thus available for distributions to stockholders.

        On August 5, 2004, the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1.5 million in July of 2002, which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy by filing under Chapter 11 of the Bankruptcy Code. The parties are discussing a settlement.

Item 6.         Exhibits and Reports on Form 8-K.

                (a) Exhibits.

                    31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher R. Pook, Chief Executive Officer dated as of August 15, 2005.

                    31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas L. Carter, Chief Financial Officer dated as of August 15, 2005.

                    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Christopher R. Pook, Chief Executive Officer dated as of August 15, 2005.

                    32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas L. Carter, Chief Financial Officer dated as of August 15, 2005.

                    99.1 Third Amendment to Employment Agreement with Christopher R. Pook.

                    99.2  Amendment of Employment Agreement with Thomas L.
                          Carter.

                (b) Reports on Form 8-K.

                    1) On May 26, 2005, Championship Auto Racing Teams, Inc. announced that the bankruptcy of its subsidiary CART, Inc. was complete and that distributions had been made to its creditors, including the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHAMPIONSHIP AUTO RACING TEAMS, INC.


Date: August 12, 2005                   By: /s/ Thomas L. Carter
     --------------------                  -------------------------------------
                                            Thomas L. Carter
                                            Chief Financial Officer