Form 10-Q
period 2005-09-30
CHAMPIONSHIP AUTO RACING TEAMS INC
filed 2005-11-14
CIK 1051825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period                                          to                                         .
Commission File No. 1-13925
CHAMPIONSHIP AUTO RACING TEAMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3389456

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)
5350 Lakeview Parkway Drive South, Indianapolis, IN 46268
(Address of principal executive offices)
(Zip Code)
(317) 715-4196
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK $0.01 PAR VALUE	14,718,134 SHARES

(class of common stock)	(outstanding at September 30, 2005)
This report contains 24 pages.

TABLE OF CONTENTS

		PAGE
PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	4

	Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2005	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES

CERTIFICATIONS

EXHIBITS

CHAMPIONSHIP AUTO RACING TEAMS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,943	$5,459
Accounts receivable (net of allowance for doubtful accounts of $1,666 and $2,116 at September 30, 2005 and December 31, 2004)	13	8
Prepaid expenses and other current assets	95	253
Other	2	3

Total current assets	5,053	5,723

TOTAL ASSETS	$5,053	$5,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58	$102
Accrued liabilities:
Payroll	—	13
Professional fees and other	51	90

Total current liabilities	109	205

COMMITMENTS AND CONTINGENCIES (NOTE 3)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2005 and December 31, 2004
Common stock $.01 par value, 50,000,000 shares authorized, 14,718,134 shares issued and outstanding at September 30, 2005 and December 31, 2004	147	147
Additional paid-in capital	87,765	87,765
Accumulated deficit	(82,968)	(82,394)

Total stockholders’ equity	4,944	5,518

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,053	$5,723

See accompanying notes to unaudited consolidated financial statements

\

CHAMPIONSHIP AUTO RACING TEAMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Other revenue	$—	$63	$2	$167

Total revenues	—	63	2	167

EXPENSES:
Administrative and indirect expenses	160	408	642	3,175

OPERATING LOSS	(160)	(345)	(640)	(3,008)
Realized gain on sale of investments	—	—	—	13
Interest income	36	54	91	113

LOSS BEFORE INCOME TAXES	(124)	(291)	(549)	(2,882)
Income tax expense (benefit)	—	—	25	(877)

NET INCOME (LOSS)	$(124)	$(291)	$(574)	$(2,005)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.04)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	14,718	14,718	14,718	14,718

See accompanying notes to unaudited consolidated financial statements.

CHAMPIONSHIP AUTO RACING TEAMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(In Thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES, JANUARY 1, 2005	14,718	$147	$87,765	$(82,394)	$5,518
Net loss	—	—	—	(574)	(574)

BALANCES, SEPTEMBER 30, 2005	14,718	$147	$87,765	$(82,968)	$4,944

See accompanying notes to unaudited consolidated financial statements.

CHAMPIONSHIP AUTO RACING TEAMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
(Unaudited)
(Dollars in Thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(574)	$(2,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	450	(422)
Accounts receivable	(455)	1,607
Income tax refundable	—	(188)
Prepaid expenses and other assets	158	468
Other	1	(13)
Accounts payable	(44)	(2,911)
Accrued liabilities	(52)	247

Net cash used in operating activities	(516)	(3,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	—	7,306

Acquisition of property and equipment	—	3,039

Net cash provided by investing activities	—	10,345

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(1,750)

Net cash used in financing activities	—	(1,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(516)	5,378
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,459	3,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,943	8,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$25	$—
Cash received during period from income tax refund	$—	$694

SUPPLEMENTAL DISCLOSURES ON NON CASH INVESTING AND FINANCING ACTIVITIES: During 2004, the Company negotiated settlements with certain Raceworks, LLC creditors which resulted in reductions to trade accounts payables of approximately $640.

     See accompanying notes to unaudited consolidated financial statements.

CHAMPIONSHIP AUTO RACING TEAMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Championship Auto Racing Teams, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and December 31, 2004, the results of their operations for the three months and nine months ended September 30, 2005 and 2004, the statement of stockholder’s equity for the nine months ended September 30, 2005, and their cash flows for the nine months ended September 30, 2005 and 2004.
     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.
     Organization. CART, Inc., (“CART”) (a Michigan corporation) was organized as a not-for-profit corporation in 1978, with its main purpose being to promote the sport of automobile racing, primarily open-wheel type racing cars. As of January 1, 1992, the entity became a for-profit corporation and continued to use the CART name.
     In December 1997, Championship Auto Racing Teams, Inc., (a Delaware corporation) was formed to serve as a holding company for CART and its subsidiaries (the “Reorganization”). Each outstanding share of common stock of CART was acquired in exchange for 400,000 shares of common stock of the Company. References to the “Company” mean Championship Auto Racing Teams, Inc. and its subsidiaries.
     On August 18, 2003, we publicly announced that we had received a proposal from Open Wheel Racing Series (“Open Wheel”) related to the acquisition of the Company and that we were engaged in negotiations regarding a possible transaction with Open Wheel.
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
     On December 15, 2003, we announced that we had entered into an Asset Purchase Agreement (the “Agreement”) with Open Wheel. The Agreement would allow Open Wheel to purchase the assets of CART, needed to operate the Champ Car World Series and the stock of Pro-Motion Agency, Inc., our subsidiary that operates the Toyota Atlantics series and CART Licensed Products, Inc., our subsidiary that operates our licensed merchandise function. In addition, Open Wheel would assume from us and CART, the rights and obligations under certain promoter, sponsor and other contracts. Open Wheel stated that it intended to continue to operate the Champ Car World Series and the Toyota Atlantic series. The total consideration that would be paid under the agreement was $3.0 million less $1.5 million in 2003 prize money to teams who were not affiliated with Open Wheel; which was an obligation of CART that would be assumed by Open Wheel. The Agreement terminated the previously announced merger agreement that we had entered into with Open Wheel on September 10, 2003.
     On December 16, 2003, CART filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court Southern District of Indiana (RE CART, Inc., Case No. 03-23385-FJO-11).
     An Amendment by Interlineation (the “Amendment”) with respect to the Agreement was entered into on January 15, 2004 to reflect the change in consideration and the assumption of certain claims.
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
     CART operated as debtor-in-possession under the Bankruptcy Code in order to wind up its affairs. On August 3, 2004 CART, Inc. filed CART’s Amended Chapter 11 Plan (the “Plan”) and the Second Amended Disclosure Statement For Amended Chapter 11 Plan Of CART (the “Disclosure Statement”) with the Bankruptcy Court. The Plan provides for the distribution of the asset sale proceeds and other currently available cash and the liquidation and distribution of the remaining estate assets to CART’s creditors. The Disclosure Statement was approved as containing adequate information by the Bankruptcy Court on August 3, 2004. The hearing on the confirmation of the plan was held on September 13, 2004. On September 23, 2004, the Bankruptcy Court entered its Findings Of Fact, Conclusions Of Law, And Order Under 11 U.S.C. §§ 1129(a) And (b) And Fed. R. Bankr. P. 3020 Confirming CART’s Amended Chapter 11 Plan.
     Pursuant to the “Plan” on November 18, 2004, the Company canceled its stock in CART and all remaining CART, assets and liabilities were transferred to the CART Liquidating Trust to be held, pending allowance or disallowance of disputed claims, and distributed to holders of allowed claims.

     On October 25, 2005, the Company mailed a proxy statement to all of its stockholders of record as of October 19, 2005, notifying them of a special meeting of stockholders to be held on December 13, 2005. The purpose of the meeting is to approve a plan of liquidation and dissolution of the Company. Approval of such plan requires an affirmative vote of at least a majority of the outstanding shares of the Company’s common stock.
     We currently intend to liquidate our remaining assets, pay off our remaining liabilities, and complete the process of liquidation and winding up the Company’s affairs as soon as practicable. Our Board of Directors has adopted a plan of liquidation and dissolution, subject to approval by our stockholders at a stockholders meeting scheduled for December 13, 2005. In the event that our stockholders approve the plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries and related costs, and legal and accounting fees. While we cannot currently make a precise estimate of the expenses, we believe that a portion of our current cash may be required to pay the above expenditures.
     The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company’s intention to liquidate the remaining assets, pay off the remaining liabilities, and complete the process of liquidation and dissolution of the Company’s affairs raise substantial doubt about its ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
2. Summary of Significant Accounting Policies
     Principles of Consolidation. For the three and nine months ended September 30, 2004, the financial statements include the financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiaries — CART, Inc. (Debtor in Possession) and Raceworks, LLC and through February 13, 2004, Pro-Motion Agency, Ltd. and CART Licensed Products, Inc. For the three and nine months ended September 30, 2005, the financial statements include financial statements of Championship Auto Racing Teams, Inc. and its wholly-owned subsidiary Raceworks, LLC. All significant intercompany balances have been eliminated in consolidation.
     Basic and Diluted Loss Per Share. Basic earnings per share is calculated as net income divided by the weighted average number of shares of common shares outstanding during the period. Diluted per share amounts assume the exercise of shares issuable under certain stock option plans, when dilutive.
     Stock Based Compensation. The Company has chosen to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) in accounting for its stock options granted to employees and directors. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed, and the exercise price equals the market price of the underlying stock on the grant date. The following illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”:

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss
As reported	$(124)	$(291)	$(574)	$(2,005)
Total stock-based employee compensation expense determined under the fair value based method, net of tax	—	(399)	—	(1,177)

Pro forma	$(124)	$(690)	$(574)	$(3,182)

Diluted loss per share
As reported	$(0.01)	$(0.02)	$(0.04)	$(0.14)
Total stock-based employee compensation expense determined under the fair value based method, net of tax	—	(0.03)	—	(0.08)

Pro forma	$(0.01)	$(0.05)	$(0.04)	$(0.22)

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
3. Commitments and Contingencies
     Litigation. On August 5, 2004, the Company was served with a complaint to avoid and recover preferential transfers filed on behalf of WorldCom, Inc. and MCI, Inc., in the United States Bankruptcy Court for the Southern District of New York. The action alleges that the Company received $1.5 million in July of 2002, which was a payment within 90 days of the date that WorldCom, Inc. and its subsidiaries commenced their bankruptcy by filing under Chapter 11 of the Bankruptcy Code. On September 11, 2005, the Company entered into a complete and final settlement of all claims with respect to this dispute with the Company paying $90,000 to MCI, Inc.
     In connection with CART’s bankruptcy filing, based upon filings by creditors of CART, there is one claim that we are aware of that resulted in litigation against CART in bankruptcy court and there may be other claims by creditors against CART which could result in litigation against CART in bankruptcy court. The Company is currently unable to determine to what extent or whether these asserted and unasserted claims will be allowed or if they will ultimately result in litigation involving the Company. The amount of any distributions to the Company as a creditor of CART will be effected by any such litigation whether the result is the cost of litigation, settlement, or ultimate adverse decisions. The result of such disputes will effect the amount ultimately distributed to the Company and thus available for distributions to stockholders.
     Employment Agreements. The Company has modified the employment agreements with its Chief Executive Officer and Chief Financial Officer. The modified employment agreements expire on November 30, 2005.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. We cannot list here all the risks and uncertainties that could cause our financial results to differ materially from our present expectations or projections regarding the estimated distribution to stockholders, but we can identify many of them. These are set forth in “Factors That May Affect Future Results.”
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
Litigation
     We are involved in litigation as a result of CART, Inc.’s bankruptcy filing. Our litigation proceedings are included in our most recent Form 10-K, Item 3: Legal Proceedings and updated, as needed, in Part II-Other Information, Item 1: Legal Proceedings in this Form 10-Q. When a complaint is filed by or against us that represents a material claim, we disclose the proceeding in our financial statements. When a claim against us is probable and reasonably estimable, we record the expense. When we are the party filing the claim, we do not record the gain contingency until any recovery from the claim is assured.
Results of Operations Three Months Ended September 30, 2005
     We plan to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company’s affairs as soon as practicable.
     In 2005, the Company does not expect to receive any revenue as it has ceased operation and is in the process of winding up its affairs.
     Expenses will be incurred to complete the wind up of the Company. Wind up expenses will be incurred for salaries and benefits, office, legal, accounting and public company expenses.

     Total expenses were $160,000 for the three months ended September 30, 2005. Expenses consisted of legal and consulting fees of $4,000, salaries, employee and related expenses of $94,000, insurance of $64,000 and other office and miscellaneous expenses and credits.
     Interest income from cash investments for three months ended September 30, 2005 was $36,000.
     Net loss for the three months ended September 30, 2005 was $124,000.
Results of Operations Nine Months Ended September 30, 2005
     Total expenses were $1.1 million for the nine months ended September 30, 2005 which were partially offset by a recovery of $450,000 from the CART Liquidation Trust. Expenses consisted of legal and consulting fees of $391,000, salaries, employee and related expenses of $495,000, insurance of $198,000 and other office and miscellaneous expenses and credits.
     Interest income from cash investments for nine months ended September 30, 2005 was $91,000.
     Income tax expense for the nine months ended September 30, 2005 was $25,000.
     Net loss for the Nine months ended September 30, 2005 was $574,000.
Results of Operations Three Months Ended September 30, 2004
     We plan to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company’s affairs as soon as practicable.
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
     Total expenses were $3.2 million for the nine months ended September 30, 2004. Administrative expenses consisted of normal operating expenses through, February 13, 2004, the date the “Asset Purchase Agreement” was finalized. Expenses consisted of legal and consulting fees of $1.9 million, salaries, employee and severance related expenses of $1.4 million, offices expenses of $135,000 and other miscellaneous expenses and credits.
     Interest income and realized gains on investments were $113,000 and $13,000 respectively for the nine months ended September 30, 2004.
     Net loss before income taxes was $2.9 million. An income tax benefit of $877,000 was recognized during the nine months ended September 30, 2004, representing management’s estimate for tax refunds expected to be received by the Company through the utilization of net operating loss carryback claims previously deemed not realizable. Net operating loss for the nine months ended September 30, 2004 was $2.0 million.
Liquidity and Capital Resources
     We intend to liquidate our remaining assets, pay off our remaining liabilities and complete the process of liquidation and winding up the Company’s affairs. Our Board of Directors has adopted a plan of liquidation and dissolution subject to the approval of our stockholders at a stockholders meeting scheduled for December 13, 2005. In the event that our stockholders adopt the plan of liquidation and dissolution, we would expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing or potential obligations. Liquidation expenses may include, among others, employee salaries and related costs, and legal and accounting fees, as well as payments to a liquidation trustee. While we cannot currently make a precise estimate of the expenses, a portion of our current cash may be required to pay the above expenditures.
     At September 30, 2005, we had $4.9 million in working capital, and our primary source of liquidity was $4.9 million in cash and cash equivalents. Our cash balance on September 30, 2005 was $4.9 million, a net decrease of $516,000 from December 31, 2004. This decrease was the result of net cash used in operating activities of $516,000.
     In April 2002, we entered into a lease for our new corporate headquarters in Indianapolis, Indiana. The lease commenced on May 1, 2002 and expires on October 31, 2010. The total amount due through the life of the lease as of September 30, 2005 is $1.6 million. We have sublet this office space to Open Wheel, and retain office space for our use, at no cost. However, we remain liable on the lease.

	Payments due by Period
		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Operating Leases*	$1,570,572	$308,965	$926,895	$334,712	$—

Employment Agreements	55,000	55,000	—	—	—

Total	$1,625,572	$363,965	$926,895	$334,712	$—

*	Sublet to Open Wheel Racing Series for the amounts of lease obligations.

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
WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.
     We have current and future obligations to creditors. These include, without limitation, one long-term contractual obligation under a lease. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditors may choose to bring a lawsuit against us, or continue an existing suit. Any litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distributions to stockholders.
WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES WHICH WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.
     Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.
DISTRIBUTION OF ASSETS, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.
     Our Board of Directors has adopted a plan of liquidation and dissolution, subject to approval of our stockholders. The stockholders meeting is scheduled for December 13, 2005. Our plan, subject to approval by the stockholders, is to make a preliminary distribution within 30 days of the meeting of stockholders. However, the timing of distribution, if any, will depend on and could be delayed by, among other things, the timing of claim settlements with creditors and actual and potential litigation. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the grounds that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.
IF WE FAIL TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF OUR EXPENSES AND LIABILITIES, OUR STOCKHOLDERS COULD BE HELD LIABLE FOR PAYMENT TO OUR CREDITORS OF EACH SUCH STOCKHOLDER’S PRO RATA SHARE OF AMOUNTS OWED TO THE CREDITORS IN EXCESS OF THE CONTINGENCY RESERVE, UP TO THE AMOUNT ACTUALLY DISTRIBUTED TO SUCH STOCKHOLDER.

     If a plan of dissolution is proposed to and approved by our stockholders, we will file a Certificate of Dissolution with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.
     However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities.
WE DO NOT EXPECT TO RECOGNIZE ANY MATERIAL REVENUE IN THE FUTURE
     We do not expect to recognize much additional revenue.
WE WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.
     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome.
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
     Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company’s SEC filings made from time to time, including, but not limited to, the Form 10-K for the year ended December 31, 2004. Copies of those filings are available from the Company and at the SEC’s website www.sec.gov. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Interest Rate Risk. Our investment policy was designed to maximize safety and liquidity while maximizing yield within those constraints. At September 30, 2005, our cash equivalents consisted of money market funds. Because of the relatively short-term nature of our investments, our interest rate risk is not considered significant.
Item 4: CONTROLS AND PROCEDURES
(a) As of September 30, 2005 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
(b) Upon completion of the sale of substantially all of our operating assets to Open Wheel in February 2004, most of our employees resigned and accepted employment with Open Wheel and we ceased operations. We are in the process of winding up the affairs of the Company. We currently have two employees, the Chief Executive Officer and Chief Financial Officer, and we also use temporary accounting help in winding up the Company’s affairs. Our accounting staff consists of our Chief Financial Officer. All significant expenditures are authorized and approved by our Chief Executive Officer and considering the current state of the Company’s affairs believe we have effective internal controls and authorizations in place.

CHAMPIONSHIP AUTO RACING TEAMS, INC.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 6.	Exhibits and Reports on Form 8-K.
     (a) Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher R. Pook, Chief Executive Officer dated as of November 14, 2005.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas L. Carter, Chief Financial Officer dated as of November 14, 2005.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Christopher R. Pook, Chief Executive Officer dated as of November 14, 2005.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas L. Carter, Chief Financial Officer dated as of November 14, 2005.
     (b) Reports on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONSHIP AUTO RACING TEAMS, INC.

Date: November 14, 2005	By:	/s/ Thomas L. Carter Thomas L. Carter
Chief Financial Officer