Form 10-K
period 2006-12-31
CHAMPIONSHIP LIQUIDATING TRUST
filed 2007-03-30
CIK 1051825

     OMB APPROVAL
     OMB Number:      3235-0063
     Expires:      April 30, 2009
     Estimated average burden
     hours per response   2, 196.00

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File Number 1-13925*
CHAMPIONSHIP LIQUIDATING TRUST
(Exact name of registrant as specified in its charter)

Delaware	20-6918418
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization	(Identification No.)
4667 Austin Trace, Zionsville, Indianapolis 46077; (317) 230- 3947
(Address of principal executive offices) (Zip Code) (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
State the aggregate market value of the non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.                         N/A
Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
DOCUMENTS INCORPORATED BY REFERENCE
NONE
*	Championship Liquidating Trust is the transferee of the assets and liabilities of Championship Auto Racing Teams, Inc. and files reports under Championship Auto Racing Team, Inc.’s former Securities and Exchange Commission File Number. Championship Auto Racing Teams, Inc. filed a Form 15 on February 28, 2006, indicating its notice of the termination of registration and filing requirements.

CHAMPIONSHIP LIQUIDATING TRUST
FORM 10-K
For The Period Ended
December 31, 2006

PART I
Item 1. Business
Overview
Dissolution of Championship Auto Racing Teams Inc.
On December 29, 2005, Championship Auto Racing Teams, Inc. (the “Company”) held a meeting of its stockholders, which approved the Company’s Plan of Liquidation and Dissolution. Pursuant to the Plan of Liquidation and Dissolution, the Company filed a Certificate of Dissolution with the Delaware Secretary of State on December 29, 2005. Effective of the close of business on December 29, 2005, the Company closed its transfer books and no longer recorded transfers of its shares (except by will, intestate succession, or operating of law).
On February 24, 2006, the Company transferred its remaining assets to the Championship Liquidating Trust, a Delaware statutory trust (the “Liquidating Trust” or “Trust”), pursuant to the Liquidating Trust Agreement. The assets transferred to the Liquidating Trust consisted of approximately $646,000 in cash.
On February 28, 2006, the Company filed a Form 15 with the Securities and Exchange Commission to terminate the registration of the Company’s common stock under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Company has ceased filing reports under the Exchange Act. The Liquidating Trust will file with the Securities and Exchange Commission annual reports on Form 10-K and current reports on Form 8-K under the Company’s former Securities and Exchange Commission file number.
Liquidating Trust
The purpose of the Liquidating Trust is to wind up the affairs of the Company and to distribute the proceeds therefrom to the holders of the beneficial interest in the Trust and to pay any liabilities, costs, and expenses of the Trust. The Trust activities will be restricted to the holding of the assets transferred by the Company to the Trust and the payment and distribution thereof, and to the conservation and protection of the Trust assets and the administration thereof. Christiana Bank and Trust Company, a Delaware banking corporation, is the “Delaware Trustee” and holds the assets of the Trust. Thomas L. Carter is the “Administrative Trustee” and is responsible for all of the decisions of the Trust.
The Liquidating Trust is not aware of any outstanding liabilities except the contingent liability related to the lease of the Company’s former corporate headquarters in Indianapolis, Indiana. The lease expires on October 31, 2010. The total amount due under the life of the lease as of December 31, 2006 is approximately $ 1.1 million. The Company has subleted this office space to Champ Car World Series, LLC on substantially the same terms as the Company’s existing lease. The Liquidating Trust is unable to determine at this time whether or not there will be any claim by the landlord against the Liquidating Trust for payment of amounts, which are due under the lease.
The Liquidating Trust will terminate upon the earlier of distribution of all of the Liquidating Trust assets in accordance with the terms of the Liquidating Trust Agreement, or the expiration of a period of three (3) years from the date assets were first transferred to the Trust. No amendment will be made to the Trust to extend this termination beyond a period of three (3) years unless the Trustees shall have requested and received no action assurances from the Securities and Exchange Commission prior to any such extension. The beneficial interests in the Trust are not transferable, except by operation of law or upon the death of a Beneficiary.
Tax Treatment
The Trust will issue an annual information statement to the holders of beneficial interest of the Trust (the “Beneficiaries”) with tax information for their tax returns. The Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.
Reports to Beneficiaries
The Administrative Trustee will provide a copy of the Annual Report on Form 10-K to the Beneficiaries, showing the assets and liabilities of the Trust at the end of each fiscal year ended December 31. In addition, the Trust will file a current report on Form 8-K whenever a material event relating to the Trust occurs.

Distributions
During the calendar year ended December 31, 2006, the Trust did not make any distributions to the Beneficiaries.
Employees
The Trust has no full-time employees. From time to time, the Trust engages persons on an hourly basis to perform administrative functions on behalf of the Trust.
Item 1A.
Risk Factors
We do not know the exact amount or timing of liquidation distributions. We cannot assure you of the precise nature and amount of any distribution to the Beneficiaries. The timing of the distributions will be based in part upon our analysis of the risk of our requirement to pay our landlord based upon the fact that we are currently liable under the terms of the lease. We have sublet the property for an amount equal to our lease payments. Because our contingent liability is currently in excess of the amount of our assets, we believe it imprudent to make any distribution. We are currently unable to predict the precise timing of any distributions to the Beneficiaries, also in part due to the fact that a creditor could seek an injunction against making distributions to the Beneficiaries on the ground that the amounts to be distributed were needed for the payment of liabilities and expenses. Any action of this type could delay or substantially diminish the amount, if any, available for distribution to the Beneficiaries.
Beneficiaries may be liable to creditors for amounts from us, or the Company, prior to its dissolution, if our reserves are inadequate. If we make distributions to the Beneficiaries without making adequate provisions for payment of creditors’ claims, the Beneficiaries would be liable to the creditors to the extent of the unlawful distributions. The liability of a Beneficiary is, however, limited to the amounts previously received by such Beneficiary from us (or from the Company prior to its dissolution). Accordingly, in such event, a Beneficiary could be required to return all liquidating distributions previously made to the Beneficiary. Moreover, in the event a Beneficiary has paid taxes on amounts previously received, as a liquidation distribution, a repayment of all or a portion of such amount could result in the Beneficiary incurring a net tax cost if the Beneficiary’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. The Company believes that it has made adequate provisions for payment of creditors’ claims and does not anticipate making any further distribution until such time as it believes that there will be no more claims against the Company or the Trust.
Item 1B.
Unresolved Staff Comments
None.
Item 2.
Properties
Currently, we have no properties. However, the Company sublet its old office space in Indianapolis, Indiana (approximately 64,000 sq. ft.) to Champ Car World Series, LLC on terms that are substantially the same as our lease. Annual lease payments under the lease are $308,965. Summarily, annual charges to Champ Car World Series, LLC under the sublease are $308,965. We remain liable on such lease, which has future lease payments as of December 31, 2006 of approximately $1.1 million. The lease expires on October 31, 2010.
Item 3.
Legal Proceedings
There are no legal proceedings. There can be no assurance that legal proceedings will not be instituted against the Trust or the Company.

Item 4.
Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Beneficiaries during the period of January 1, 2006 through December 31, 2006.
Part II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
There is no market for the beneficial interests in the Trust. The beneficial interests in the Trust are not and will not be listed on any exchange, quoted by a securities broker or dealer or admitted for trading in any market, including the over-the-counter market. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a Beneficiary.
Holders
As of December 31, 2006, the Trust had 469 Beneficiaries of record.
Distributions from the Period from January 1, 2006 through December 31, 2006.
The Trust did not make any distributions to the Beneficiaries.
Item 6.
Selected Financial Data
The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data, included elsewhere herein, and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, which is included elsewhere in this report on Form 10-K. The results for the period from February 24, 2006 through December 31, 2006 are not comparable to any prior period because the Trust began operations as of February 24, 2006.

February 24, 2006
through
December 31, 2006
Changes in Net Asset Data (in thousands)
Interest Income	$30
Trustee/Operating Expenses	115

Net Income (loss)	$(85)

December 31, 2006
Net Asset Data Total Assets	$561
Total Liabilities	-0-

Net Assets in Liquidation	$561

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our financial statements included elsewhere in this annual report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described under Item 1 “Business - Risk Factors” and in the “Notes Regarding Forward-Looking Statements,” which appears later in this section.

Overview
The Trust is not actively involved in any business. The Trust has no assets that it is attempting to sell or liquidate. The Company’s assets and therefore the Trust assets are all in cash or cash equivalents. The Trust has invested substantially all of its assets in the SEI Daily Income Treasury II Fund CLB.
In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated that their estimated settlement amounts include estimated costs associated with carrying out liquidation. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variation, include, among other factors, the possibility of realization of contingent liabilities.
Results of Operations
One hundred percent (100%) of the Trust assets were invested in SEI Daily Income Treasury II Fund CLB. The interest income earned on this investment for the year ended December 31, 2006 was $ 29,938. During the calendar year, the Trust paid Trustee fees and other expenses of $ 115,243. The result was a net loss of $ 85,305 to the Trust.
Reserve for Estimated Costs of Liquidation and Dissolution
Under the liquidation basis of accounting, costs associated with liquidating the Trust assets must be estimated and accrued. These amounts can vary significantly due to, among other things, the costs of overseeing the liquidation, timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations. These costs are estimates and are expected to be incurred over the remaining life of the Trust. We estimate that there will be no realization of the contingent liability for our lease and estimate that the costs of administering the Trust and the final liquidation will not be more than the income received from the Trust’s investments on an annual basis.
Net Assets and Liquidation
The net assets and liquidation at December 31, 2006 were $560,518.93. This amount represents the actual value of the assets and is not reduced by any reserve for contingent or other liabilities.
Distributions
No distributions were made during the period ended December 31, 2006. The Administrative Trustee estimates that the Trust will make a distribution of its assets at or before the conclusion of the three (3) year period, which commenced February 24, 2006. However, the level of distributions will be based on a determination by the Administrative Trustee as to the reserve or payment of known or unknown contingent liabilities and other considerations. Because the estimate of cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Administrative Trustee’s estimate.
Critical Accounting Policies and Estimates
Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve or estimated costs of liquidation and dissolution, are stated that they are anticipated settlement amounts. The valuation of the Trust assets is as of December 31, 2006. There is no estimated value for the Trust liabilities because the Trust believes that it will not be ultimately found liable for payments under its lease agreement since the current tenant is making lease payments on a timely basis and the Trust has no reason to believe that such payments will not continue. The Administrative Trustee is not aware of any other outstanding contingent liabilities. The Administrative Trustee believes that the cost of administration of the Trust will exceed the income received by the Trust on its investments on an annual basis. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
Liquidity and Capital Resources
The Administrative Trustee anticipates that the current assets will provide adequate capital for the remaining expenses and final distributions.
Effects of Inflation
We do not anticipate any significant effect of inflation in this period.

Note Regarding Forward-Looking Statements
This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “forecasts,” “should,” “will,” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made.
Our actual results may differ from the forward-looking statements for many reasons, including delays in liquidating the Trust, contingent liabilities, materializing and other factors described under “Risk Factors” in Item 1A. of this annual report, which could have a material adverse affect on our results.
We undertake no obligation to publicly update or revise any forward-looking statements, whether it is the result of new information, future events, or for any other reason.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk
The Trust is exposed to market risk related to interest rates through its portfolio of cash and cash equivalents. Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. The Trust maintains a portfolio of cash equivalents at the highest-rated money market investments and continuously monitors the investment ratings. The investments are subject to inherent interest rate risks as investments mature and they are reinvested at current market interest rates.
Item 8.
Financial Statements and Supplementary Data
The financial information required by Item 8 is contained in Item 15 of Part IV, appearing later in this annual report.
Item 9.
Changes in Disagreements with Accountants on Accounting and Financial Disclosure
The Trust has no information to report pursuant to Item 9.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Administrative Trustee believes that because the Delaware Trustee Christiana Trust is a separate entity, which regularly acts as a trustee in various situations and because there are no on-going business activities. The method of establishing the Trust and directing Trust activities is effective. Since the Trust is not involved in any on-going business, disclosure controls and procedures are not critical.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected or are reasonably or likely to materially affect our internal control over financial reporting.
Item 9B.
Other Information
The Trust has no information to report pursuant to Item 9B.

PART III
Item 10.
Directors and Executive Offices of the Registrant
The Trust is administered by the Delaware Trustee, which is Christiana Bank and Trust Company, a Delaware banking corporation and the Administrative Trustee, Thomas L. Carter, an individual.
Under the Terms of the Liquidating Trust Agreement, the Administrative Trustee has the right and obligation to administer the Trust, to manage, and distribute Trust assets and to otherwise be responsible for all of the Trust activities. The Delaware Trustee merely holds the funds of the Trust and provides certain services to the Trust as directed by the Administrative Trustee. The Trust maintains an additional bank account to pay its current expenses and receive any additional funds from the bankruptcy of Championship Auto Racing Teams, Inc. Therefore, information is only being provided with respect to the Administrative Trustee as follows:

Name	Age	Position	Biography
Thomas L. Carter	51	Administrative Trustee	Mr. Carter was formerly the Chief Financial Officer of Championship Auto Racing Teams, Inc. Mr. Carter is currently the Vice President of Financial Services for the Rolls Royce Corporation. Mr. Carter is a certified public accountant.
Executive Compensation
The Trust had no directors, officers, or employees. The Trust had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2006.
Item 11.
Security Ownership of Certain Beneficial Owners and Management
(a)	Security Ownership of Beneficial Owners. As of December 31, 2006, the Trust is aware of the following beneficial owners who owned more than five percent (5%) of the beneficial interest in the Trust.

	Aggregate Number
	of Shares	Percentage of
Name and Address	Beneficially Owned	Shares Outstanding

Gerald R. Forysthe (1) Forsythe Racing, Inc. Indeck Energy Services, Inc. 1111 South Willis Avenue Wheeling, IL 60090	3,377,400	22.95%

FMR Corp. (2) Edward C. Johnson, III Abigail P. Johnson 82 Devonshire Street Boston, MA 02109	1,471,600	9.99%

Kellogg Capital Group, LLC (3) 14 Wall Street, 27th Floor New York, NY 10005	1,452,500	9.9%

Jonathan P. Vannini (4) 828 Irwin Drive Hillsborough, CA 94010	1,255,000	8.53%

Wheatons Holdings Limited (5) 17485 McLaren Road Caledon Ontario	920,900	6.3%

Canada LON 1C0

(1)	We have received this information regarding share ownership from the Schedule 13D/A that was filed with the SEC on September 12, 2002, and subsequent Form 4 filed with the SEC in February 2003.

(2)	We have received this information regarding share ownership from the Schedule 13G/A that was filed with the SEC on February 17, 2004.

(3)	We have received this information regarding share ownership from the Schedule 13G that was filed with the SEC on February 9, 2006.

(4)	We have received this information regarding share ownership from the Schedule 13D/A that was filed with the SEC on November 29, 2001.

(5)	We have received this information regarding share ownership from the Schedule 13G that was filed with the SEC on August 15, 2003.
     As of December 31, 2006, the Administrative Trustee, Thomas L. Carter, owned 3,000 beneficial interests in the Trust, which represents less than 1% of the Trust’s outstanding beneficial interests.
Item 12.
Certain Relationships and Related Transactions
During 2006, the Trust paid the Administrative Trustee $ 12,750.00 for services provided by the Administrative Trustee to the Trust.
Item 13.
Principal Accountant Fees and Services
The Trust has no information to report to Item 13.
PART IV
Item 14. Exhibits and Financial Statement Schedules
1. The Financial Statements -
The financial statements listed on the Index to Financial Statements are filed as part of this report.
2. Financial Statement Schedules -
These schedules have been omitted because the required information is included in the Financial Statements or notes thereto or because they are not applicable or not required.
3. Exhibits -
The Index to Exhibits are filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONSHIP LIQUIDATING TRUST
By:	/s/ Thomas L. Carter
Thomas L. Carter
Administrative Trustee (principal executive, financial and accounting officer) Date: March 27, 2007

Pursuant to the requirements of the Securities Exchange Commission, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March 2007.

/s/ Thomas L. Carter
Thomas L. Carter, Administrative Trustee
(principal executive, financial and accounting officer)

CHAMPIONSHIP LIQUIDATING TRUST
STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
(Unaudited)
Dollars in thousands)

December 31, 2006
Assets
Cash and cash equivalents	$561
Total Assets	$561
Liabilities
Accounts payable and other liabilities	$0
Reserve for estimated costs of liquidation and dissolution	$0
Total Liabilities	$0
Net Assets in Liquidation	$561
The accompanying notes are an integral part of these financial statements.

CHAMPIONSHIP LIQUIDATING TRUST
STATEMENT OF CHANGES IN NET ASSTS (LIQUIDATION BASIS)
(Unaudited)
(Dollars in thousands)

October 1, 2005
through
December 31, 2005
Interest Income	$30
Operating Expenses	$115
Net Income	$(85)
Net Assets in Liquidation at February 28, 2006	$646
Net Assets in Liquidation at December 31, 2006	$561
The accompanying notes are an integral part of these financial statements.

CHAMPIONSHIP LIQUIDATING TRUST
STATEMENT OF CASH FLOW (LIQUIDATION BASIS)
(Unaudited)
(Dollars in thousands)

February 28, 2006
through
December 31, 2006
Cash flows from operating activities:
Net Income (Loss)	$(85)
Net increase in cash and cash equivalents	$(85)
Cash and cash equivalents, beginning period	$646
Cash and cash equivalents, end of period	$561
The accompanying notes are an integral part of these financial statements.

CHAMPIONSHIP LIQUIDATING TRUST
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Liquidation Basis)
(Unaudited)
1. Purpose of the Championship Liquidating Trust
On December 29, 2005, Championship Auto Racing Teams, Inc. (the “Company”) held a meeting of its stockholders, which approved the Company’s Plan of Liquidation and Dissolution. Pursuant to the Plan of Liquidation and Dissolution, the Company filed a certificate of dissolution with the Delaware Secretary of State on December 29, 2005.
On February 24, 2006, the Company transferred its remaining assets to the Championship Liquidating Trust on Delaware Statutory Trust (the “Trust”), pursuant to the Liquidating Trust Agreement, the Assets transferred to the Liquidating Trust consisted of approximately $646,000 in cash.
As a result of the transfer by the Company of its remaining net assets to the Trust, all outstanding shares of common stock of the Company were automatically deemed cancelled. Each holder of shares became a beneficiary under the Trust and received a percentage interest in the Trust equal to its percentage interest in the Company. No certificates were or will be issued representing ownership of the beneficial interests in the Trust.
On February 28, 2006, the Company filed a Form 15 with the Commission to terminate the registration of its limited liability company interests under the Exchange Act and ceased filing periodic reports with respect thereto.
The purpose of the Trust is to wind up the affairs of the Company and liquidate the remaining assets, distribute the proceeds therefrom to the holders of beneficial interests in the Trust and pay any liabilities, costs and expenses of the Trust. The Trust’s activities will be restricted to the holding of the assets transferred by the Company to the Trust and the payment and distribution thereof, and to the conservation and protection of the Trust’s assets and the administration thereof.
The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, or the expiration of a period of three years from the date assets were first transferred to the Trust. No amendment will be made to the Trust to extend its termination beyond a period of three years unless the Trustees shall have requested and received additional no-action assurances from the Securities and Exchange Commission prior to any such extension. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a beneficiary.
2. Summary of Significant Account Policies
Basis of Presentation
The Trust has adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts.
The actual settlement of liabilities may differ materially from the amounts estimated. The results for the period from February 28, 2006 through December 31, 2006 are not comparable to any prior period because the Trust began operations as of February 28, 2006.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires the Trustees to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Administrative Trustee’s best knowledge of current events and actions that the Trust may undertake in the future, actual results may be different from the estimates.
Income Taxes
The Trust will be treated as a grantor trust and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust will recognize taxable gain or loss when an asset is disposed of for any amount greater or less than the tax basis of such asset at the time it was transferred from the Company to the trust. Each Trust beneficiary will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Trust and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents, include cash and money market investments which have original maturities of 90 days or less.
3. Reserve for Estimated Costs of Liquidation and Dissolution (the “Reserve”)
Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued. These amounts can vary significantly due to, among other things, costs of trustees to oversee the liquidation, the timing and amounts associated with discharging known and potentially unknown liabilities and the costs associated with cessation of the Trust’s operations. These costs of liquidation and dissolution are estimates and are expected to be incurred over the remaining life of the Trust.
4. Transactions with Related Parties
The Administrative Trustee will receive payment for services provided to the Trust. The Delaware Trustee, Christiana Bank and Trust Company, will also receive a fee for administering the Trust.
5. Contingencies
The Trust is not engaged in any legal proceeding; however there can be no assurance in this regard. In the ordinary course of its business, the Trust may be routinely audited and subject to inquiries by government and regulatory agencies or other parties. The Trust is contingently liability for the lease of the Company’s former corporate headquarters in Indianapolis, Indiana. The lease expires October 31, 2010. The total amount due under the life of the lease as of December 31, 2006 is approximately $1.1 million. The Company has sublet this office space to an unaffiliated entity on substantially the same terms as the Company’s existing lease.

INDEX TO EXHIBITS

Exhibit	Description
31	Certification pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).