Form 10-K
period 2007-12-31
CHAMPIONSHIP LIQUIDATING TRUST
filed 2008-03-28
CIK 1051825

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2009
Estimated average burden hours per response 2,196.00

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission File Number 1-13925*
CHAMPIONSHIP LIQUIDATING TRUST
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization	20-6918418 (I.R.S. Employer (Identification No.)

4667 Austin Trace, Zionsville, Indianapolis 46077; (317) 230- 3947
(Address of principal executive offices) (Zip Code) (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
State the aggregate market value of the non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A
Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
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
December 31, 2007

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
The Liquidating Trust is not aware of any outstanding liabilities except the contingent liability related to the lease of the Company’s former corporate headquarters in Indianapolis, Indiana. The lease expires on October 31, 2010. The total amount due under the life of the lease as of December 31, 2007 is approximately $875,000. The Company has subleted this office space to Champ Car World Series, LLC on substantially the same terms as the Company’s existing lease. Champ Car World Series filed for bankruptcy on March 5, 2008. The Liquidating Trust is unable to determine at this time whether or not there will be any claim by the landlord against the Liquidating Trust for payment of amounts.
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

Distributions
During the calendar year ended December 31, 2007, the Trust did not make any distributions to the Beneficiaries.
Employees
The Trust has no full-time employees. From time to time, the Trust engages persons on an hourly basis to perform administrative functions on behalf of the Trust.
Item 1A.
Risk Factors
We do not know the exact amount or timing of liquidation distributions. We cannot assure you of the precise nature and amount of any distribution to the Beneficiaries. The timing of the distributions will be based in part upon our analysis of the risk of our requirement to pay our landlord based upon the fact that we are currently liable under the terms of the lease. We have sublet the property for an amount equal to our lease payments, but the tenant has filed for bankruptcy on March 8, 2008. Because our contingent liability is currently in excess of the amount of our assets, we believe it imprudent to make any distribution. We are currently unable to predict the precise timing of any distributions to the Beneficiaries, also in part due to the fact that a creditor could seek an injunction against making distributions to the Beneficiaries on the ground that the amounts to be distributed were needed for the payment of liabilities and expenses. Any action of this type could delay or substantially diminish the amount, if any, available for distribution to the Beneficiaries.
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
Item 1B.
Unresolved Staff Comments
None.
Item 2.
Properties
Currently, we have no properties. However, the Company sublet its old office space in Indianapolis, Indiana (approximately 64,000 sq. ft.) to Champ Car World Series, LLC on terms that are substantially the same as our lease. Annual lease payments under the lease are $308,965. Annual charges to Champ Car World Series, LLC under the sublease are $308,965. We remain liable on such lease, which has future lease payments as of December 31, 2007 of approximately $875,000. The lease expires on October 31, 2010.
Item 3.
Legal Proceedings
There are no legal proceedings. There can be no assurance that legal proceedings will not be instituted against the Trust or the Company.

Item 4.
Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Beneficiaries during the period of January 1, 2007 through December 31, 2007.
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
Holders
As of December 31, 2007, the Trust had 469 Beneficiaries of record.
Distributions from the Period from January 1, 2007 through December 31, 2007.
The Trust did not make any distributions to the Beneficiaries.
Item 6.
Selected Financial Data
The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data, included elsewhere herein, and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, which is included elsewhere in this report on Form 10-K. The results for the period from January 1, 2007 through December 31, 2007 are not comparable to any prior period because the Trust began operations as of February 24, 2006.

	January 1, 2007	February 24, 2006
	through	Through
	December 31, 2007	December 31, 2006
Changes in Net Asset Data (in thousands)
Interest Income	$19	30
Miscellaneous Income	8	—
Trustee/Operating Expenses	48	115

Net Income (loss)	$(21)	(85)

	December 31, 2007	December 31, 2006

Net Asset Data
Total Assets	$542	561
Total Liabilities	2,	—

Net Assets in Liquidation	$540	561

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements included elsewhere in this annual report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described under Item 1 “Business — Risk Factors” and in the “Notes Regarding Forward-Looking Statements,” which appears later in this section.
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
Results of Operations
One hundred percent (100%) of the Trust assets were invested in SEI Daily Income Treasury II Fund CLB. The interest income earned on this investment for the year ended December 31, 2007 was $19,167.16. The trust received $8,527.55 as a beneficiary of certain class action lawsuits during the year. During the calendar year, the Trust paid Trustee fees and other expenses of $48,695.90. The result was a net loss of $ $21,001.19 to the Trust.
Reserve for Estimated Costs of Liquidation and Dissolution
Under the liquidation basis of accounting, costs associated with liquidating the Trust assets must be estimated and accrued. These amounts can vary significantly due to, among other things, the costs of overseeing the liquidation, timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations. These costs are estimates and are expected to be incurred over the remaining life of the Trust. We currently estimate that there will be no realization of the contingent liability for our lease and estimate that the costs of administering the Trust and the final liquidation will not be significantly more than the income received from the Trust’s investments on an annual basis.
Net Assets and Liquidation
The net assets and liquidation at December 31, 2007 were $539,795.97. This amount represents the actual value of the assets and is not reduced by any reserve for contingent or other liabilities.
Distributions
No distributions were made during the period ended December 31, 2007. The Administrative Trustee estimates that the Trust will make a distribution of its assets at or before the conclusion of the three (3) year period, which commenced February 24, 2006. However, the level of distributions will be based on a determination by the Administrative Trustee as to the reserve or payment of known or unknown contingent liabilities and other considerations. Because the estimate of cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Administrative Trustee’s estimate.
Critical Accounting Policies and Estimates
Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve or estimated costs of liquidation and dissolution, are stated that they are anticipated settlement amounts. The valuation of the Trust assets is as of December 31, 2007. There is no estimated value for the Trust liabilities because the Trust is currently unable to determine if it will ultimately be found to be obligated for payments under its lease agreement. The tenant filed for bankruptcy on March 8, 2008. The Administrative Trustee is not aware of any other outstanding contingent liabilities. The Administrative Trustee believes that the cost of administration of the Trust will exceed the income received by the Trust on its investments on an annual basis. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected or are reasonably or likely to materially affect our internal control over financial reporting.
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

Name	Age	Position	Biography

Thomas L. Carter	52	Administrative Trustee	Mr. Carter was formerly the Chief Financial Officer of Championship Auto Racing Teams, Inc. Mr. Carter is currently the Vice President of Financial Services for the Rolls Royce Corporation. Mr. Carter is a certified public accountant.
Executive Compensation
The Trust had no directors, officers, or employees. The Trust had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2007.
Item 11.
Security Ownership of Certain Beneficial Owners and Management
(a)	Security Ownership of Beneficial Owners. As of December 31, 2007, the Trust is aware of the following beneficial owners who owned more than five percent (5%) of the beneficial interest in the Trust.

	Aggregate Number
	of Shares	Percentage of
Name and Address	Beneficially Owned	Shares Outstanding
Gerald R. Forysthe (1) Forsythe Racing, Inc. Indeck Energy Services, Inc. 1111 South Willis Avenue Wheeling, IL 60090	3,377,400	22.95%

FMR Corp. (2) Edward C. Johnson, III Abigail P. Johnson 82 Devonshire Street Boston, MA 02109	1,471,600	9.99%

Kellogg Capital Group, LLC (3) 14 Wall Street, 27th Floor New York, NY 10005	1,452,500	9.9%

Jonathan P. Vannini (4) 828 Irwin Drive Hillsborough, CA 94010	1,255,000	8.53%

Wheatons Holdings Limited (5) 17485 McLaren Road Caledon Ontario Canada LON 1C0	920,900	6.3%

(1)	We have received this information regarding share ownership from the Schedule 13D/A that was filed with the SEC on September 12, 2002, and subsequent Form 4 filed with the SEC in February 2003.
(2)	We have received this information regarding share ownership from the Schedule 13G/A that was filed with the SEC on February 17, 2004.
(3)	We have received this information regarding share ownership from the Schedule 13G that was filed with the SEC on February 9, 2006.
(4)	We have received this information regarding share ownership from the Schedule 13D/A that was filed with the SEC on November 29, 2001.
(5)	We have received this information regarding share ownership from the Schedule 13G that was filed with the SEC on August 15, 2003.
     As of December 31, 2007, the Administrative Trustee, Thomas L. Carter, owned 3,000 beneficial interests in the Trust, which represents less than 1% of the Trust’s outstanding beneficial interests.
Item 12.
Certain Relationships and Related Transactions
During 2007, the Trust paid the Administrative Trustee $ $11,100.00 for services provided by the Administrative Trustee to the Trust.
Item 13.
Principal Accountant Fees and Services
The Trust has no information to report to Item 13.
PART IV
Item 14. Exhibits and Financial Statement Schedules
1. The Financial Statements —
The financial statements listed on the Index to Financial Statements are filed as part of this report.
2. Financial Statement Schedules —
These schedules have been omitted because the required information is included in the Financial Statements or notes thereto or because they are not applicable or not required.
3. Exhibits —
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
Thomas L. Carter
Administrative Trustee (principal executive, financial and accounting officer)

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Commission, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the 28th day of March, 2008.

/s/ Thomas L. Carter
Thomas L. Carter, Administrative Trustee
(principal executive, financial and accounting officer)

CHAMPIONSHIP LIQUIDATING TRUST
STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
(Unaudited)
Dollars in thousands)
December 31, 2007

December 31, 2007
Assets
Cash and cash equivalents	$542
Total Assets	$542
Liabilities
Accounts payable and other liabilities	$2
Reserve for estimated costs of liquidation and dissolution	$0
Total Liabilities	$0
Net Assets in Liquidation	$540
The accompanying notes are an integral part of these financial statements.

CHAMPIONSHIP LIQUIDATING TRUST
STATEMENT OF CHANGES IN NET ASSTS (LIQUIDATION BASIS)
(Unaudited)
(Dollars in thousands)

January 1, 2007
through
December 31, 2007

Interest Income	$19
Miscellaneous Income	$8
Operating Expenses	$48
Net Income (loss)	$(21)
Net Assets in Liquidation at January 1, 2007	$561
Net Assets in Liquidation at December 31, 2007	$540
The accompanying notes are an integral part of these financial statements.

CHAMPIONSHIP LIQUIDATING TRUST
STATEMENT OF CASH FLOW (LIQUIDATION BASIS)
(Unaudited)
(Dollars in thousands)

January 1, 2007
through
December 31, 2007
Cash flows from operating activities:
Net Income (Loss)	$(21)
Net decrease in cash and cash equivalents	$(21)
Cash and cash equivalents, beginning period	$561
Cash and cash equivalents, end of period	$540
The accompanying notes are an integral part of these financial statements.

CHAMPIONSHIP LIQUIDATING TRUST
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
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
On February 28, 2006, the Company filed a Form 15 with the Commission to terminate the registration of its common stock under the Exchange Act and ceased filing periodic reports with respect thereto.
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
The actual settlement of liabilities may differ materially from the amounts estimated. The results for the period from January 1, 2007 through December 31, 2007 are not comparable to any prior period because the Trust began operations as of February 28, 2006, which was not therefore a full calendar year of operations.
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
5. Contingencies
The Trust is not engaged in any legal proceeding; however there can be no assurance in this regard. In the ordinary course of its business, the Trust may be routinely audited and subject to inquiries by government and regulatory agencies or other parties. The Trust is contingently liability for the lease of the Company’s former corporate headquarters in Indianapolis, Indiana. The lease expires October 31, 2010. The total amount due under the life of the lease as of December 31, 2007 is approximately $875,000. The Company has sublet this office space to an unaffiliated entity on substantially the same terms as the Company’s existing lease. On March 5, 2008, the Company’s tenant, Champ Car World Series, LLC, filed for bankruptcy. The Company cannot determine at this time whether it will incur liability for this lease or the amount of such liability.

INDEX TO EXHIBITS

Exhibit	Description

31	Certification pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).